Form 10-Q
period 2021-09-30
Pegasus Digital Mobility Acquisition Corp.
filed 2021-11-30
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40945	98-1596591
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Cayman Islands
71 Fort Street George Town Cayman Islands	KY1-1106
(Address Of Principal Executive Offices)	(Zip Code)

+1 (345) 769-4900

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	PGSS.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	PGSS	New York Stock Exchange
Redeemable Warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	PGSS.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 30, 2021, the Registrant had 22,500,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheet as of September 30, 2021	3
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and period from March 30, 2021 (inception) through September 30, 2021	4
	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from March 30, 2021 (inception) through September 30, 2021	5
	Unaudited Condensed Statement of Cash Flows for the period from March 30, 2021 (inception) through September 30, 2021	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2021
Assets
Prepaid expenses	$2,242
Deferred offering costs	538,001
Total assets	$540,243

Liabilities and Shareholders’ Equity
Accrued offering costs	$378,384
Promissory note – related party	153,860
Total liabilities	532,244

Commitments and Contingencies

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(17,001)
Total shareholders’ equity	7,999
Total Liabilities and Shareholders’ Equity	$540,243
(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period
		from
	For the	March 30,
	three	2021
	months	(Inception)
	ended	through
	September	September 30,
	30, 2021	2021
Formation and operating costs	$7,193	$17,001
Net loss	$(7,193)	$(17,001)

Basic and diluted weighted average shares outstanding(1)	5,000,000	5,000,000
Basic and diluted net loss per share	$(0.00)	$(0.00)
(1)	This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of March 30, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(9,808)	(9,808)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(9,808)	$15,192
Net loss	—	—	—	(7,193)	(7,193)
Balance as of September 30, 2021	5,750,000	$575	$24,425	$(17,001)	$7,999
(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period
from March 30,
2021 (Inception)
through
September 30,
2021
Cash flows from Operating Activities:
Net loss	$(17,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor for issuance of Class B ordinary shares	6,808
Changes in operating assets and current liabilities:
Accrued offering costs	10,193
Net cash used in operating activities	—
Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,192
Deferred offering costs included in accrued offering costs	$371,191
Deferred offering costs paid in advance	$2,242
Deferred offering costs paid by Sponsor under the promissory note	$153,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Organization and General

Pegasus Digital Mobility Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 30, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 30, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement on Form S-1 for the Company’s IPO was declared effective on October 21, 2021. On October 26, 2021, the Company consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”), generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 (the “Class A ordinary shares”), and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment. The Company granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 3,000,000 Units to cover any over-allotments. On November 8, 2021, the underwriters partially exercised the over-allotment option to purchase 2,500,000 Units (the “Over-allotment Units”), generating aggregate gross proceeds of $25,000,000, and the Company incurred $500,000 in cash underwriting fees and $875,000 in deferred underwriting fees.

Simultaneously with the consummation of the IPO, the Company consummated the sale of 9,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds to the Company of $9,000,000. The Sponsor agreed to purchase up to an additional 900,000 Private Placement Warrants depending on the extent to which the underwriters’ over-allotment option is exercised.

The Company’s anchor investors are certain institutional investors (the “Anchor Investors”). Upon the closing of the IPO, the Anchor Investors purchased 1,375,000 Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares”, and with respect to the Anchor Investors, the “Anchor Shares”) from the Sponsor.

Transaction costs related to the IPO closing amounted to $11,664,654, consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, and $664,654 of other offering costs.

On November 8, 2021, simultaneously with the sale of the Over-allotment Units, the Company consummated the private sale of an additional 750,000 Private Placement Warrants (the “Additional Private Placement Warrants”), generating gross proceeds to the Company of $750,000.

Trust Account

Following the closing of the IPO on October 26, 2021, and the underwriters’ partial exercise of the over-allotment option on November 8, 2021, $227,250,000 ($10.10 per Unit) from the net proceeds from the sale of the Units in the IPO and a portion of the net proceeds from the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released to the Company from the Trust Account until the earliest to occur of: (a) the completion of its initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (the “A&R Articles”) (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO, which is extendable at the Sponsor’s option up to 21 months as described below (the “Combination Period”) or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (c) the redemption of its public shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law.

Initial Business Combination

The Company will have until 15 months from the closing of the IPO to consummate the initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, by resolution of its board of directors (the “Board”) and at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to an additional six months from the closing of the IPO), subject to the Sponsor contributing $0.10 per then-issued and outstanding Unit to the Trust Account. The Company’s shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of the A&R Articles, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must deposit $2,000,000 (or up to $2,300,000 depending on the extent to which underwriters’ over-allotment option is exercised) into the Trust Account on or prior to the date of the applicable deadline, for each three-month extension. The Sponsor has the option to accelerate its deposit of one or both halves of the up to $4,000,000 (or up to $4,600,000 depending on the extent to which the underwriters’ over-allotment option is exercised) at any time following the closing of the IPO and prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by three or six months, as applicable.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The Company will also provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of its initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then-issued and outstanding Class A ordinary shares that were sold as part of the Units in the IPO, which the Company refers to collectively as its public shares, subject to the limitations described herein. If the Company has not completed its initial Business Combination within the Combination Period, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 in interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then-issued and outstanding public shares, subject to applicable law and as further described herein.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 480, “Distinguishing Liabilities from Equity”, and subsequently accreted to redemption value. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The initial shareholders, directors, officers and advisors have agreed to waive: (i) their redemption rights with respect to any Class B ordinary shares and public shares held by them, as applicable, in connection with the completion of the Company’s initial Business Combination; (ii) their redemption rights with respect to any Class B ordinary shares and public shares held by them in connection with a shareholder vote to amend the A&R Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating the rights of holders of the Class A ordinary shares; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares they hold if the Company fails to complete its initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a shareholder vote to amend the Company’s A&R Articles (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame) and (iv) vote their Class B ordinary shares and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination. Each of the Anchor Investors has entered into an investment agreement with the Company pursuant to which they have agreed that any Class B ordinary shares held by them are (i) not entitled to redemption rights in connection with the completion of the Company’s initial Business Combination or in connection with a shareholder vote to amend the A&R Articles and (ii) not entitled to liquidating distributions from the Trust Account with respect to any Class B ordinary shares the Anchor Investor holds in the event the Company fails to complete its initial Business Combination within the Combination Period or during any Extension Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, that the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Capital Resources

As of September 30, 2021, the Company had no cash, and a working capital deficit of $530,002 (excluding any tax obligations and deferred offering costs).

On October 26, 2021, the Company consummated the IPO of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 9,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,000,000.

On November 8, 2021, the underwriters partially exercised their option to purchase 2,500,000 additional Units for the total amount of $25,000,000. As a result of the partial over-allotment exercise, the Company also issued 750,000 Private Placement Warrants, generating an additional $750,000 gross proceeds.

Following the IPO, the sale of the Private Placement Warrants and the partial exercise of the over-allotment option, a total of $227,250,000 was placed in the Trust Account, and the Company had $2,753,243 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $11.50 per Private Placement Warrant at the option of the lender. As of September 30, 2021, the Company did not have any outstanding working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

COVID-19

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The interim results for the three-month period ended September 30, 2021, and the period from March 30, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for its securities and the prices of its securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of September 30, 2021.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

On October 26, 2021, the Company sold 20,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share, subject to adjustment.

On November 8, 2021, the underwriters partially exercised the over-allotment option and purchased 2,500,000 Units for an aggregate amount of $25,000,000.

Public Warrants

No Public Warrants  were outstanding as of September 30, 2021. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Class B ordinary shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Public Warrants  will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination and 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of the initial Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of the initial Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company fails to have maintained an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants, to exercise such Public Warrants on a “cashless basis.” Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but will use the Company’s commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In the case of a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Public Warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 Class A ordinary shares per warrant. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined above);
●	if, and only if, the Reference Value (as defined above under “—Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and
●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants (discussed in Note 4 below) must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding shares of Class A ordinary shares, the holder of the Public Warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such Public Warrant had been exercised, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the Public Warrant properly exercises the Public Warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the Public Warrant based on the Black-Scholes Warrant Value for a Capped American Call on Bloomberg Financial Markets.

Note 4 - Private Placement

Simultaneously with the closing of the IPO and underwriters’ partial exercise of the over-allotment option, the Company’s Sponsor purchased an aggregate of 9,750,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $9,750,000 in the aggregate, in a private placement. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Sponsor, as well as its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO.

$2,000,000 of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Private Placement Warrants are identical to the Public Warrants described above in Note 3, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are entitled to registration rights.

Note 5 - Related Party Transactions

Class B ordinary shares

On April 16, 2021, the Sponsor paid $25,000 in consideration for 5,750,000 Class B ordinary shares. Of the 5,750,000 Class B ordinary shares, as of September 30, 2021, up to 750,000 Class B ordinary shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On November 8, 2021, the underwriters partially exercised the over-allotment option and, as a result of such partial exercise, 625,000 Class B ordinary shares are no longer subject to forfeiture.

Upon the closing of the IPO, the Anchor Investors purchased 1,375,000 Anchor Shares from the Sponsor.

The Sponsor and its permitted transferees and the Anchor Investors (collectively, the “initial shareholders”) have agreed not to transfer, assign or sell any of their Class B ordinary shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Class B ordinary shares.

Promissory Note

On April 16, 2021, the Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note (the “note”) to be used for a portion of the expenses of the IPO. As of September 30, 2021, the Company had borrowed $153,860 under the $300,000 promissory note with the Sponsor. The note is non-interest bearing, unsecured and is due at the earlier of April 30, 2022 and the closing of the IPO. The note was repaid in full upon completion of the IPO.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2021, the Company had no borrowings under Working Capital Loans.

Administrative Services Agreement

On October 26, 2021, the Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Class B ordinary shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Class B ordinary shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On October 26, 2021, the Company paid a cash underwriting commission of 2.0% per Unit, or $4,000,000. Additionally, the underwriters are entitled to a deferred underwriting commission of 3.5%, or $7,000,000 of the gross proceeds, of the IPO upon the completion of the Company’s initial Business Combination.

The Company granted the underwriters a 45-day option from October 21, 2021, to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On November 8, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 2,500,000 Units.

On November 8, 2021, upon the underwriters’ partial exercise of the over-allotment option, the Company paid a cash underwriting commission of 2.0% per Unit, or $500,000. Additionally, the underwriters are entitled to a deferred underwriting commission of 3.5%, or $875,000 of the gross proceeds, of the IPO upon the completion of the Company’s initial Business Combination.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against the Company or any members of its management team in their capacity as such, and the Company and the members of its management team have not been subject to any such proceeding in the 12 months preceding the date of this Quarterly Report on Form 10-Q.

Note 7 - Warrant Liability

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC Topic 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). Because the Company does not control the occurrence of events, such as a tender offer or exchange that may trigger cash settlement of the Public Warrants and Private Placement Warrants where not all of the shareholders also receive cash, the Public Warrants and Private Placement Warrants do not meet the criteria for equity treatment thereunder, as such, the Public Warrants and Private Placement Warrants must be recorded as derivative liability. Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC Topic 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the Public Warrants and Private Placement Warrants at the closing of the IPO. Accordingly, the Company expects to classify each Public Warrant and Private Placement Warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the Public Warrants and Private Placement Warrants at each balance sheet date. If the classification changes as a result of events during the period, the Public Warrants and Private Placement Warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 – Shareholders’ Equity

Preference shares - The Company is authorized to issue 2,000,000 preference shares, par value of $0.0001 (the “Preference Shares”) and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2021, there were no Preference Shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares. As of September 30, 2021, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, as of September 30, 2021, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On November 8, 2021, the underwriters partially exercised the over-allotment option and, as a result of such partial exercise, 625,000 Class B ordinary shares are no longer subject to forfeiture.

Upon the closing of the IPO, the Class B ordinary shares were allocated as follows: 4,375,000 shares to the Sponsor and 1,375,000 shares to the Anchor Investors.

The Class A ordinary shareholders and Class B ordinary shareholders are entitled to one vote for each ordinary share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that, prior to the initial Business Combination, holders of the Class B ordinary shares will have the right to appoint all of the Company’s directors and remove members of the Board for any reason, and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the IPO plus all Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt.

Note 9 - Subsequent Events

On October 26, 2021, the Company consummated the IPO of 20,000,000 Units, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, the Company completed the private sale of 9,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor, generating gross offering proceeds to the Company of $9,000,000.

On November 4, 2021, the Sponsor transferred an aggregate of 843,750 Class B ordinary shares to officers and certain directors of the Company in respect of their service to the Company.

On November 8, 2021, the underwriters purchased an additional 2,500,000 Units, at a price of $10.00 per unit, generating gross proceeds of $25,000,000. As a result of such partial exercise, 625,000 Class B ordinary shares are no longer subject to forfeiture. On November 8, 2021, simultaneously with the sale and issuance of the Over-allotment Units, the Company consummated the sale of an additional 750,000 Private Placement Warrants, generating gross proceeds to the Company of $750,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pegasus Digital Mobility Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pegasus Digital Mobility Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (the “IPO”) filed with the SEC on October 25, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 30, 2021, as a Cayman Islands corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”). We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the net proceeds of the IPO and the private placement of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

As indicated in the accompanying financial statements, as of September 30, 2021, we had no cash and had deferred offering costs of $538,001. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO.

For the period from March 30, 2021 (inception) through September 30, 2021, we had a net loss of $17,001, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”), by the Sponsor and loans from our Sponsor.

On October 26, 2021, we consummated the IPO of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 9,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,000,000. We incurred $11,664,654 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $664,654 of other offering costs.

On November 8, 2021, the underwriters partially exercised their option to purchase 2,500,000 additional Units for the total amount of $25,000,000. As a result of the partial over-allotment exercise, the Company also issued 750,000 Private Placement Warrants, generating an additional $750,000 gross proceeds.

Following the IPO, the sale of the Private Placement Warrants and the partial exercise of the over-allotment option, a total of $227,250,000 was placed in the Trust Account, and we had $2,753,243 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $11.50 per Private Placement Warrant at the option of the lender. As of September 30, 2021, we did not have any outstanding working capital loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $14,000 for office space, secretarial and administrative services provided to the Company. We began incurring these fees on October 26, 2021, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,875,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s final prospectus filed with the SEC on October 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2021, our Sponsor subscribed for an aggregate of 5,750,000 Class B ordinary shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.004 per share. The number of Class B ordinary shares issued was determined based on the expectation that the Class B ordinary shares would represent 20% of the issued and outstanding ordinary shares upon completion of the IPO. Such securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In addition, on October 26, 2021 and November 8, 2021, our Sponsor purchased 9,000,000 and 750,000 Private Placement Warrants, respectively, at $1.00 per warrant, for an aggregate purchase price of $9,750,000. Each issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).
10.1

Warrant Agreement, dated October 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

10.2

Letter Agreement, dated October 21, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

10.3

Investment Management Trust Agreement, dated October 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

10.4

Registration Rights Agreement, dated October 21, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

10.5

Administrative Services Agreement, dated October 21, 2021, between the Company and Strategic Capital Management Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

10.6

Sponsor Warrants Purchase Agreement, dated October 21, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

10.7

Form of Indemnity Agreement, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333- 259860) filed on October 8, 2021).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 30, 2021	Pegasus Digital Mobility Acquisition Corp.

	By:	/s/ Dr. Sir Ralf Speth
	Name:	Dr. Sir Ralf Speth
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Dated: November 30, 2021	By:	/s/ Jeremey Mistry
	Name:	Jeremey Mistry
	Title:	Chief Financial Officer