Form 10-K
period 2021-12-31
Pegasus Digital Mobility Acquisition Corp.
filed 2022-03-31
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40945

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1596591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Mason Street Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 769-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	PGSS.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	PGSS	New York Stock Exchange
Redeemable Warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	PGSS.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s units, each consisting of one share of Class A ordinary shares, par value $0.0001 per share, and one-half of one redeemable warrant, began trading on the New York Stock Exchange on October 22, 2021. Prior to that date, the registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing December 13, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units. As of December 31, 2021, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of voting and non-voting Class A ordinary shares held by non-affiliates of the registrant was $220,725,000 determined using the per share closing price on the New York Stock Exchange on that date of $9.81. Class A ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2022, the registrant had 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

Annual Report on Form 10-K for the year ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict.

Forward-looking statements in this Annual Report may include, for example, statements about:

● our ability to select an appropriate target business or businesses;

● our ability to complete our initial business combination (as defined below);

● our expectations around the performance of a prospective target business or businesses;

● our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

● our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

● our potential ability to obtain additional financing to complete our initial business combination;

● our pool of prospective target businesses and the next-generation transportation sector;

● our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

● the ability of our directors and officers to generate a number of potential business combination opportunities;

● our public securities’ liquidity and trading;

● the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;

● the trust account not being subject to claims of third parties; or

● our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary Risk Factors

Our company is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

● We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

● There can be no assurance as to the amount of the units, Class A ordinary shares or Class B ordinary shares the anchor investors (as defined below) will retain, if any, prior to or upon the consummation of our initial business combination, and our initial shareholders and anchor investors control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that public shareholders do not support.

● Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

● If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, and the anchor investors have agreed to vote any Class B ordinary shares, par value $0.0001 per share (“founder shares”), held by them in favor of such initial business combination, regardless of how our public shareholders vote.

● Public shareholders’ only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem shares from us for cash, unless we seek shareholder approval of such business combination.

● The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

● Our sponsor’s (as defined below) ability to extend the term we have to consummate our initial business combination to up to 21 months from the closing of our initial public offering (as defined below) without providing our shareholders with a corresponding vote or redemption right.

● The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

● Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

● We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

● If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

● Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

● We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

● We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants (as defined below), which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

● We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

● Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

● Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

● Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

● The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that public shareholders would have to wait for liquidation in order to redeem their shares.

● Public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, public shareholders may be forced to sell their public shares and/or warrants, potentially at a loss.

● The New York Stock Exchange (the “NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

● Public shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

● If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if public shareholders or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, they will lose their ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

PART I

Item 1.	Business.

Overview

In this Annual Report, references to the “Company” and to “we,” “us,” and “our” refer to Pegasus Digital Mobility Acquisition Corp. References to our “management” or our “management team” refer to our officers. References to the sponsor refer to Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company.

The Company is a newly incorporated blank check company incorporated on March 30, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “business combination”). The Company has not selected any specific business combination target. Until the Company completes its initial business combination, the Company will have no operations and will generate no operating revenues.

On October 26, 2021, the Company consummated its initial public offering (the “initial public offering”) of 20,000,000 units of the Company (the “units”). The Company also granted the underwriters of the initial public offering (the “underwriters”) a 45-day over-allotment option to purchase up to 3,000,000 additional units at the initial public offering price (the “Over-Allotment Option”). Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (a “Class A ordinary share”), and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

Prior to the closing of the initial public offering, the sponsor paid $25,000 in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” or “founder shares”). The founder shares included an aggregate of up to 750,000 shares subject to forfeiture depending on the extent to which the underwriters’ Over-Allotment Option was exercised so that the number of founder shares would collectively represent approximately 20% of the Company’s issued and outstanding ordinary shares after the initial public offering. On November 8, 2021, the underwriters partially exercised the Over-Allotment Option, and, as a result of such partial exercise and the expiration of the Over-Allotment Option, 125,000 of the 5,750,000 founder shares were forfeited by the sponsor.

Upon the closing of the initial public offering, the anchor investors (as defined herein) purchased 1,375,000 founder shares from the sponsor.

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

Simultaneously with the closing of the initial public offering, the Company completed the private sale of 9,000,000 warrants (the “initial private placement warrants”) at a purchase price of $1.00 per warrant, to the sponsor, generating gross proceeds to the Company of $9,000,000.

As noted above, on November 8, 2021, the underwriters partially exercised the Over-Allotment Option and purchased an additional 2,500,000 units from the Company (the “over-allotment units”). The issuance by the Company of the over-allotment units at a price of $10.00 per unit generated gross proceeds to the Company of $25,000,000. On November 8, 2021, simultaneously with the sale and issuance of the over-allotment units, the Company consummated the sale of an additional 750,000 private placement warrants (together with the initial private placement warrants, the “private placement warrants”) to the sponsor, generating gross proceeds to the Company of $750,000.

The private placement warrants are identical to the warrants sold as part of the units in the initial public offering, except that so long as they are held by the sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of the private placement warrants) are entitled to registration rights. The private placement warrants have been issued pursuant to, and are governed by, the warrant agreement. The private placement warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as the transactions did not involve a public offering.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $7,875,000 in underwriting commissions payable upon consummation of the Company’s initial business combination) and $1,640,821 in offering costs including directors and officers insurance premiums of $891,167 relating to the initial public offering, a total of $227,250,000 of net proceeds from the initial public offering and the sales of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 15 months (which is extendable to up to six months) from the closing of the initial public offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (3) the redemption of the Company’s public shares if the Company has not completed an initial business combination within 15 months (which is extendable to up to six months) from the closing of the initial public offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. As of December 31, 2021, there was $227,262,051 in investments and cash held in the trust account and $1,031,397 of cash held outside the trust account available for working capital.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 30, 2021 (inception) through December 31, 2021 relates to the Company’s initial public offering, which is described above, and identifying a target company for a business combination. The Company will not generate any operating revenues unless and until completion of a business combination, at the earliest.

Business Strategy

We are focused on consummating our initial business combination with a target within the broadly defined next-generation transportation sector. We believe this business sector is in the early stages of a generational growth trend that is accelerating as a result of energy transformation through the rise of zero emission transportation, as well as the digitization of mobility through artificial intelligence, wireless connectivity and software applications. We include both battery electric as well as hydrogen fuel cell electric vehicles as the main modes of zero emission vehicles (“ZEVs”) or electric vehicles (“EVs”), and we define transportation as both the mobility of people and the transportation of goods. While we may pursue an initial business combination target in any stage of its corporate evolution, in any industry and in any geographical location, we intend to focus within our core target sector, as well as within strategically adjacent technologies, applications and services, particularly in the European market. We intend to focus in the European market given our management team’s experience in global markets, including in the European market, which we believe is currently attractive, expansive and underserved and should present abundant potential business combination targets that satisfy our acquisition criteria.

Our investment thesis is underpinned by the electrification of the transportation system and centered around subsectors where we can leverage the domain expertise of our management team, including in the following subsectors of the next-generation transportation sector:

● ZEV Original Equipment Manufacturing.  The ZEV original equipment manufacturing subsector includes ZEV manufacturing for commercial, consumer, transportation, logistics and first response vehicles as well as the associated vehicle design technology, ZEV design, engineering, research and development;

● ZEV Infrastructure and Platforms.  The ZEV infrastructure and platforms subsector encompasses smart grids, charging technologies, charging stations, fuel cell production, hydrogen refueling infrastructure, fleet management, battery factories and technology applications;

● ZEV Powertrain and related fields.  The ZEV powertrain subsector contains energy storage and battery management system, Electric Drive Units, Power Electronics and Charging System, as well as related areas like range extenders, stationary energy storage technologies with battery second life applications and green and blue hydrogen production and storage processes and applications; and

● Technology Improving Transportation Connectivity.  The connected transportation subsector includes vehicle connectivity applications, telematics and fleet management, smart traffic technology, mapping technology and autonomous applications.

We believe we are in the early stages of a global industrial revolution as it relates to our ability to sustainably power our energy needs through renewable sources, which requires us to also pursue decarbonization and energy efficiency initiatives in tandem, and our investment focus is also underpinned by a stringent commitment to world-class environmental, social and corporate governance (“ESG”) and corporate social responsibility (“CSR”) practices.

We believe that our management team’s domain expertise, operational skillsets, network of relationships and insights into accelerating technology trends in the transportation sector will be a competitive advantage as we seek to identify and pursue opportunities that have the potential to generate attractive risk-adjusted returns for our shareholders and offer public market investors access and direct investment exposure to these trends.

In particular, we intend to leverage the extensive networks of our management team throughout our comprehensive selection process and we believe that our collective relationships and domain expertise will facilitate the origination of proprietary business combination opportunities, particularly in the European market. We believe we are well-positioned to attract high-quality targets in light of our management team’s collective transportation and digital mobility sector experience, and the investment success, growth strategy implementation and operational enhancement skillsets of our sponsor, management team and board of directors. Furthermore, we believe that our management team’s decades of experience working together and pioneering innovative technologies, systems and processes in the European transportation sector, in addition to their extensive global expertise, provides a distinctive value proposition to the management teams, customers, and owners of the prospective target companies.

Further, we believe the expertise and experience of Strategic Capital Fund Management, LLC (“Strategic Capital”), the founder of our sponsor, in identifying and underwriting management teams with value creation investment strategies, as well as in establishing entrepreneurial platforms, providing access to capital for growth initiatives and structuring complex transactions, will make us a preferred partner for potential business combination targets. Strategic Capital is led by industry veterans with decades of experience working together to convert innovative strategies into value creation, with a key focus on next-generation technologies and sustainability-linked strategies.

Since its inception in 2009, Strategic Capital and its affiliates, have successfully worked to build nine companies by assembling experienced management teams that function across a variety of sectors, including digital connectivity infrastructure, renewable energy, social impact, healthcare, credit and commercial real estate, as well as in capital raising for investment vehicles. These companies have benefited from the equity support of more than $4.5 billion in equity capital that has been raised and/or deployed by Strategic Capital and its affiliated entities.

Strategic Capital has a proven track record supporting the increased need for robust digital connectivity infrastructure given substantial data proliferation trends, which is a key factor supporting our business strategy and our selection of next-generation transportation as our target sector. Strategic Capital has identified growing connectivity trends across people, vehicles, devices and applications to enable innovative technologies, such as vehicular autonomy, artificial intelligence, robotics, space exploration, quantum computing, virtual reality, machine learning, and blockchain.

We believe the growing global adoption of 5G wireless technology will continue to accelerate these connectivity trends, which are expected to have a profound impact on the transportation sector through next-generation technologies such as autonomous vehicles, remote sensing, electric vertical takeoff and landing (“eVTOL”), smart cities and intelligent public transportation systems. We also believe that as cities continue to become more densely populated, enhancing urban connectivity in both public and private transportation systems around the world will be a necessity to overcome traffic congestion problems over the next century. Additionally, we believe we are in early stages of a global industrial revolution in transportation systems. We believe there is a critical need for zero emission transportation by sustainably powering our energy consumption through renewable sources, which will be supported by significant investments in decarbonization, electrification and other energy efficiency initiatives.

Select examples of investment strategies that we believe highlight Strategic Capital’s value creation supporting entities that have digital connectivity infrastructure and sustainability-linked strategies include:

● Digital Connectivity Infrastructure.  Strategic Capital and its affiliates sponsor and raise capital for various private retail and institutional investment programs focused in the data center, wireless tower and connectivity sectors. Strategic Capital and its affiliates first became involved in the digital connectivity infrastructure sector over a decade ago through their prior business relationship with Carter Validus Mission Critical REIT, Inc. (“CVREIT”), a publicly registered non-traded real estate investment trust (“REIT”) formed in 2009 for the purpose of acquiring a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, and Sila Realty Trust, Inc. (f/k/a Carter Validus Mission Critical REIT II, Inc.) (“Sila”), a publicly registered non-traded REIT formed in 2013 with the same investment focus as CVREIT. Sila acquired CVREIT in 2019 through a merger transaction whereby CVREIT merged with and into Sila, with a combined company value of approximately $3.2 billion. Prior to the merger with Sila in 2019, CVREIT monetized a data center portfolio in 2017 and 2018 resulting in approximately $1.3 billion in net proceeds. In September 2020, Sila internalized its external advisor functions, at which time Strategic Capital’s and its affiliates’ relationship with Sila ended. Prior to September 2020, Strategic Capital and/or its affiliates held an equity interest in the external advisor responsible for Sila’s (and CVREIT’s) day-to-day operations and acted as the wholesale dealer manager of Sila’s (and CVREIT’s) public offerings, which raised approximately $3.0 billion in the aggregate that was used to fund data center and healthcare real estate investment activities. Strategic Capital is currently active in the sector through the sponsorship of Strategic Data Center Fund, LLC (“Strategic Data Center”), Strategic Wireless Infrastructure Fund, LLC (“Strategic Wireless”), Strategic Wireless Infrastructure Fund II, Inc. (“Strategic Wireless II”), and Strategic Data Center Institutional Manager, LLC (“Datasphere”).

● Sustainability Linked Strategies.  Strategic Capital and its affiliates have experience with both environmental and social sustainability linked strategies, which include supporting renewable energy projects, Small and Medium Enterprises (“SMEs”) in developing economies and middle-market companies in the U.S. In particular, Strategic Capital was an equity partner through 2019 and served as the wholesale dealer manager for Greenbacker Renewable Energy Company LLC (“Greenbacker”), which is a publicly registered non-traded energy company founded in 2012. Greenbacker’s portfolio currently is comprised of approximately 337 renewable energy assets, 22.22 GW of system capacity and approximately $1.74 billion of gross investment value, as of September 30, 2021.

Our Management Team

Our management team is comprised of industry leaders with highly complementary backgrounds. We believe that the experience of our management team will allow us to source, identify and execute an attractive transaction for both our investors and potential business combination opportunities. Our management team (in addition to our directors discussed below) includes Sir Dr. Ralf Speth, our Chief Executive Officer and Chairman, F. Jeremey Mistry, our Chief Financial Officer and Secretary, and Dr. Stefan Berger, our Chief Investment Officer. Our management team has an average of more than 20 years of experience in the broader transportation industry and more than a decade of experience collaborating across various institutions, transactions and initiatives, as highlighted below. We believe these are complementary skillsets that will allow for a seamless transition and a successful outcome towards our goal of identifying, executing and optimizing a potential business combination. We also believe our management team has complementary skills and experience relevant to our target market, including an understanding of the auto industry’s infrastructure and how new technologies can be seamlessly integrated in order to allow for rapid expansion.

Our management team has experience in:

● Identifying, sourcing, structuring, acquiring, financing and monetizing transportation businesses;

● Operating both large established and emerging companies as senior executives and active board members, and setting clear and effective business strategies for companies in the transportation sector;

● Collaborating across various institutions, transactions and initiatives for longer than a decade;

● Launching entrepreneurial ventures, products and services and growing them over time into independent businesses or business lines within large institutions;

● Utilizing best practices from mergers and acquisitions, capital raising and financial management; experiences to implement prudent strategic growth initiatives both organically and inorganically; and

● Executing operational value enhancements and efficiency initiatives.

Market Opportunity

We intend to focus on consummating an initial business combination with a company operating in the next-generation transportation sector through ZEVs, but may opportunistically pursue companies in the strategic adjacencies of associated technologies and services in attractive and expansive global markets. We include both battery electric as well as hydrogen fuel cell EVs as main modes of ZEVs or EVs and transportation includes both mobility of people and transportation of goods. We believe the market opportunity is both large and diverse with critical secular tailwinds stimulating growth, particularly in the European market. According to Research and Markets, the overall global transportation industry, which includes ground, transit, air, truck, rail, water, pipeline, storage and general modes of transportation, is expected to grow to a total market size of approximately $7.5 trillion by 2023, with Western Europe comprising approximately 30% of the total market. We perceive two prevailing trends in the next generation transportation sector, (i) a move to ZEVs and (ii) enhanced and optimized transportation connectivity, and intend to focus on these areas. The European market represents the second largest market for EVs in the world today and benefits from governmental mandates that promote ZEV adoption and the transition away from pollutant internal combustion engine (“ICE”) forms of traditional transportation. Furthermore, we expect continued momentum in the connected transportation space as so-called smart cars improve safety and reduce congestion.

According to a research study published by Goldman Sachs Group Inc., an estimated $6 trillion of global spending is required to update existing infrastructure to comply with legislative restrictions on ICE vehicle production and to build a network of supporting systems for ZEVs such as charging stations, smart grids and green and blue hydrogen production systems. As part of this transition, we expect rapid penetration of ZEVs and associated technologies in the mobility space. Over the next 5 years, RBC Capital Markets forecasts approximately 11% Battery Electric Vehicle global penetration of new demand representing a compound annual growth rate (“CAGR”) of approximately 40% from 2020 levels and approximately 5% Plug-in Hybrid Electric Vehicle penetration representing a CAGR of approximately 35%. McKinsey estimates that hydrogen-powered fuel-cell vehicles could constitute up to 20% of the total vehicle fleet by 2050 with an even larger role of up to 30% in heavier and long-range segments.

The International Council on Clean Transportation reports 17 governments across the world (and 11 governments in Europe) that have announced bans on ICE sales. With mounting pressure for others to follow suit, we believe the inevitability and longevity of the advanced mobility sector are unquestionable. Leveraging decades of experience in the automotive and zero emissions mobility sectors, our management team is positioned to capitalize on these strong tailwinds and sustained growth trends, which are having a significant impact throughout the world and should present substantial opportunities on a global basis.

The IOT Solutions World Congress reports that “connected vehicle platforms, advanced traffic analysis and private and indoor mapping are making their way into the industry” by offering improved safety. Beyond safety, connected vehicles offer further benefits including reduced congestion and heightened efficiency. We believe that the connected transportation trend is underpinned by established momentum and strong tailwinds supporting growth.

Furthermore, we believe that the next-generation transportation landscape in the EU is adapting and converting at a higher velocity than in recent years, which is creating more near-term attractive opportunities. Boston Consulting Group predicts that by 2030, the number of individual public charge points will increase tenfold in Europe, where the electric vehicle is gaining ground most rapidly, and that other major markets will experience similar trends.

Our management team and Strategic Capital have specific proficiency in the European market and relationships throughout the automotive industry and supply chain. The landscape is vast in Europe; we believe we have proprietary channels and unique abilities to uncover opportunities and provide strategic relationships to accelerate the growth initiatives of the target company. Sir Dr. Ralf Speth and Dr. Stefan Berger both have strong engineering and information technology backgrounds and experience in the future, zero emissions mobility space developing the world’s first premium, all-electric performance SUV from a European OEM, the Jaguar I-Pace. Beyond familiarity in the next generation automotive universe, our management team also has experience executing M&A transactions in the context of an evolving transportation industry. Furthermore, Strategic Capital has extensive experience in digital infrastructure and connected intelligence.

Frost & Sullivan expects the autonomous vehicle services market to grow to approximately $203 billion annually by 2030, reflecting a CAGR of 60% from 2019 levels. Additionally, Allied Market Research estimates that the global smart cities market, which includes various information and communication technology platforms, public / private transportation and security infrastructure, and smart energy systems, will collectively comprise approximately $2.4 trillion annually by 2025.

As next-generation electric vehicles represent a larger share of vehicles on the road, we believe tangential opportunities will arise in a variety of subsectors in the ZEV ecosystem. For instance, consumers increasingly will charge passenger vehicles using new charging infrastructure both in their homes and at DC fast charging stations instead of refueling at a gas stations, and value-add components, including electric motors, power electronics, computer hardware and software, will be critical to support this transformation.

As vehicles, devices, applications and cities become smarter and more connected, areas such as data analytics, telematics, mapping, autonomous vehicles and logistics and transportation/transit technology are expected to grow significantly. Smarter, more connected transportation requires monitoring, capturing, processing, communicating and analyzing of vast amounts of data. For example, Intel has estimated that a driverless car will generate more than four terabytes of data per day. This type of data requires transmission across digital connectivity infrastructure systems comprised of wireless towers, wireless spectrum, small cells, distributed antenna systems, fiber networks, data centers, edge locations and various network equipment devices.

Over the next few years, 5G will be a key enabler of greater Vehicle-to-everything (V2X) communication by supporting latency at ten milliseconds end to end (to and from the application layer) and one millisecond over the air, with very high 99.999% reliability transmissions, according to McKinsey & Company. Moving forward, the vast amounts of real-time generated data should put significant stress on even upcoming 5G network capacity and latency, which would lead to selective processing of certain portions of data at physical locations near where the data is collected in edge computing data centers. The Automotive Edge Computing Consortium advocates this solution to generate significant system-level benefits compared with traditional centralized cloud setups.

This explosion of data creation, transmission, processing and storage in the transportation industry is driving the need for greater integration of transportation and digital connectivity infrastructure to enable higher data speeds, bandwidth throughput and computing power, thereby facilitating a comprehensive transition to a next-generation transportation company with ZEVs in combination with the energy transformation movement.

These related industries in and around next-generation transportation at the nexus of the above referenced energy transformation and digital mobility tailwinds represent a massive opportunity encompassed by the broad scope described below under “Business Combination Criteria.”

Business Combination Criteria

We have identified the following general criteria and guidelines that align with our business strategy, and which we believe to be important in assessing prospective target businesses. We expect to use these criteria and guidelines in evaluating acquisition opportunities, however, we may decide to enter into our initial business combination with a target business that does not meet some or all of these criteria and guidelines. We expect to focus on targeting businesses with attractive business fundamentals and the following identifiable characteristics:

● Large, growing industry with significant acquisition opportunities:   We intend to target companies, of which more than 100 are on our prioritized target list, that operate in the next-generation transportation sector, representing a total market size of over $15 trillion, over the next decade as measured across the various third-party estimates for the segments addressed above under “Market Opportunity”. We believe the sector is supported by strong generational industry tailwinds and our management team and board of directors are skilled in analyzing and evaluating companies in this industry based on their significant experience.

● Differentiated European middle-market businesses:   We intend to focus on attractive companies that demonstrate differentiation whether through business model, intellectual property, brand value or technology innovation in energy transformation and digital mobility. Companies in fragmented industries with disruptive platforms that align with our management team’s European and international expertise will be at the forefront of our evaluation process. Our management team and directors have extensive operational, commercial and transactional experience in the North American, European and Asian markets in our target sectors, and we intend to use these skills to identify market leaders.

● Robust financial foundation with growth upside:   We intend to prioritize target companies that are fundamentally sound with a perspective to achieve strong operational performance and free cash flow generation. We intend to focus on opportunities where we can enhance the prospects of our target companies with operational, commercial and financial expertise and provide access to our networks, industry contacts and business relationships. We intend to focus on companies that have demonstrated or have the potential to develop fundamentally sound financial performance with diversity of revenue drivers, visibility into cash flow growth and attractive risk-adjusted returns over the long term.

● Would benefit from our partnership post-initial business combination:   We expect to primarily target companies that can specifically generate value with access to our management team’s expertise in the European and global transportation markets and extensive networks in the mobility sector. We intend to seek companies that can benefit from Sir Dr. Ralf Speth’s executive experience growing Jaguar Land Rover through substantial geographic and product expansions, along with the operational and transactional experience of our directors and Strategic Capital and its affiliates. We will target companies that can clearly benefit from our partnership and which can be enhanced with access to Sir Dr. Ralf Speth’s and Dr. Berger’s automotive leadership experience. More broadly, we believe our management team provides a significant value proposition and we intend to target companies that can specifically leverage our expertise and networks to expedite growth and unlock value. Additionally, we may look to partner with selling shareholders who intend to roll a significant portion of their ownership stake post initial business combination.

● Would benefit from public stock currency, access to incremental capital and additional brand awareness:    We intend to seek companies that demonstrate public company readiness and will use access to public equity markets to pursue accretive acquisitions, prioritize high-return capital projects, strengthen the balance sheet, and recruit and retain key employees. Moreover, we intend to pursue companies that are at an inflection point in their maturation process and require additional capital to facilitate a growth strategy. The founders of our sponsor also have significant experience in this regard, as demonstrated by the equity support of more than $4.5 billion in equity capital that has been raised and/or deployed by affiliates of the founders of our sponsor, across the nine companies that the founders of our sponsor have built since Strategic Capital’s inception.

● Exceptional management and governance:   We intend to focus on target companies that have an experienced and competent management team that has proven itself in building and growing businesses. We also expect to pursue partnerships with management teams that maintain an entrepreneurial mindset and a heightened focus on ESG and CSR initiatives, and will implement best-in-class ESG and CSR practices if they are not already present. We intend to pursue a partnership approach to working with a management team that shares in our strategic vision and believes we can help them achieve the full potential of their business.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Our Acquisition Process

We have not entered into any definitive agreement to effect a business combination with a business combination target. In evaluating a prospective initial business combination, we expect to conduct a thorough diligence review to determine a company’s quality and intrinsic value. Our review process may include, among other things, detailed document reviews, financial analysis, management meetings, consultations with customers, competitors and industry experts as well as review of other information that will be made available to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by Strategic Capital, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see the section entitled “Part III Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Members of our management team and our board directly or indirectly own our securities, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. For more information, see the section entitled “Part III Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1A. Risk Factors—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers to other entities will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Public shareholders should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1A. Risk Factors—Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the Company.”

Initial Business Combination

NYSE rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions held in trust). We refer to this as the 80% of net assets test. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry

Regulatory Authority, Inc. (“FINRA”) or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe this network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Part III Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Financial Position

With funds available for a business combination in the amount of $219,375,000 as of December 31, 2021, (assuming no redemptions and after payment of up to $7,875,000 of deferred underwriting commissions), we believe we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we believe we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination.

We must meet the 80% of net assets test described above with respect to our initial business combination pursuant to NYSE rules. We will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects of our success may be:

● solely dependent upon the performance of a single business, property or asset; or

● dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, there can be no assurance that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

There can be no assurance that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the rules of the NYSE, shareholder approval would be required for our initial business combination if, for example:

● we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

● any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

● the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases and Other Transactions with Respect to Our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote the shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their respective affiliates enter into private transactions, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers and/or any of their respective affiliates will be restricted from making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to redeem any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. Upon the closing of the initial public offering, certain qualified institutional buyers or institutional accredited investors (the “anchor investors”) purchased 1,375,000 Class B ordinary shares from the sponsor. Each of our anchor investors entered into an investment agreement with us pursuant to which they agreed that any founder shares held by them are not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

● conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

● file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

● conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

● file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. Each of our anchor investors has agreed to vote their founder shares in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and anchor investors and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the ordinary shares sold in the initial public offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, some blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or during any extended time that we have to consummate a business combination beyond 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering to complete our initial business combination. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period or during any Extension Period.

Our initial shareholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or during any Extension Period.

Our sponsor, directors, officers and advisors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,031,397 of proceeds held outside the trust account (as of December 31, 2021), although there can be no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. There can be no assurance that the actual per-share redemption amount received by shareholders will not be substantially less than $10.10. While we intend to pay such amounts, if any, there can be no assurance that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. Accordingly, there can be no assurance that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had access to up to $1,031,397 from the proceeds of our initial public offering and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, there can be no assurance we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance or preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. There can be no assurance that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (3) the redemption of our public shares if we have not completed an initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the initial public offering that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

● prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose, in connection with which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

● in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions;

● if we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company;

● if our initial business combination is not consummated within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from October 26, 2021, then our existence will terminate and we will distribute all amounts in the trust account; and

● prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

These provisions cannot be amended without the approval of shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by shareholders holding a majority of the issued and outstanding shares which being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of the shareholders entitled to vote at a general meeting of the company.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Conflicts of Interest

All of our officers and certain of our directors have fiduciary and contractual duties to other entities, which may include Strategic Capital and its affiliates. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by Strategic Capital or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Strategic Capital and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by Strategic Capital, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Members of our management team and our board directly or indirectly own our securities, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. See “Item 1A. Risk Factors-Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers to other entities will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Human Capital

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, our Class A ordinary shares and warrants under the Exchange Act and, as a result, have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with Public Company Accounting Oversight Board (United States) (the “PCAOB”) standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter.

We are a Cayman Islands exempted company incorporated on March 30, 2021. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time (the “Companies Act”). As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands Government that, in accordance with the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from April 6, 2021, no law which is thereafter enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of any relevant payment as defined in the Tax Concessions Act (2018 Revision).

Additional Information

This Annual Report on Form 10-K, our Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. We are subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our website address is http://www.pegasusdigitalmobility.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of its investment. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Relating to Our Identification of a Business Combination Target and Consummation of a Business Combination Transaction

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, and the anchor investors have agreed to vote any founder shares held by them in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. Each of our anchor investors have also agreed to vote any founder shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ and anchor investors’ founder shares, we would need 8,437,501, or 37.5% (assuming all issued and outstanding shares are voted), or 1,406,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 22,500,000 public shares included in the units sold in our initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. We expect that our initial shareholders and the anchor investors and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

A public shareholder’s only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of its right to redeem their shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of an investment in us, public shareholders will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote.

Accordingly, if we do not seek shareholder approval, investors’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our sponsor has the right to extend the term we have to consummate our initial business combination to up to 21 months from the closing of our initial public offering without providing our shareholders with a corresponding vote or redemption right.

We will initially have until 15 months from October 26, 2021, the closing of our initial public offering, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months from October 26, 2021, we may, by resolution of our board of directors at the option of our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional three months (for a total of up to an additional six months from the closing of our initial public offering), subject to our sponsor contributing $0.10 per unit to the trust account. Our shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of our amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial business combination in such a manner, our sponsor must deposit $2,250,000 into the trust account on or prior to the date of the applicable deadline, for each three-month extension. Our sponsor has the option to accelerate its deposit of one or both halves of the up to $4,500,000 at any time following the closing of our initial public offering and prior to the consummation of our initial business combination with the same effect of extending the time we will have to consummate an initial business combination by three or six months, as applicable. Our sponsor is not obligated to make such deposits and may have a conflict of interest in determining if and when to make such deposit by exercising its option to extend the period of time we will have to consummate an initial business combination. This feature is different than most other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s shareholders and in connection with such vote shareholders would have the right to redeem their public shares.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the pandemic of COVID-19 may also have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 15 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Legal proceedings in connection with a proposed business combination in the future, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

In connection with a proposed business combination, it is not uncommon for lawsuits to be filed against companies involved and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus contains false and misleading statements and/or omits material information concerning the business combination. It is possible that one or more legal actions may arise in connection with a proposed business combination we may undertake in the future and, if such actions do arise, they generally seek, among other things, injunctive relief and an award of attorneys’ fees and expenses. Defending such lawsuits could require us to incur significant costs and draw the attention of our management team away from a proposed business combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time a proposed business combination is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent a proposed business combination from becoming effective within an agreed upon timeframe.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

The purpose of such purchases of public shares could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

Public shareholders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of the initial public offering and the sale of the private placement warrants and we have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will are afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a public shareholder or a “group” of public shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, a public shareholder will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such public shareholder or any other person with whom such public shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A public shareholder’s inability to redeem the Excess Shares will reduce its influence over our ability to complete our initial business combination and such public shareholder could suffer a material loss on its investment in us if such public shareholder sells Excess Shares in open market transactions. Additionally, a public shareholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, such public shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell its stock in open market transactions, potentially at a loss.

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such transaction will preclude any recourse against the trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 15 months (extendable at our sponsor’s option up to 21 months) following October 26, 2021, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) following October 26, 2021, the closing of our initial public offering, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation.

If we are required to seek additional capital, we would need to borrow funds from the sponsor, our management team or other third parties to operate or may be forced to liquidate. None of the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $1,031,397 (as of December 31, 2021) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors.

Pursuant to the letter agreement, which is filed as Exhibit10.2 to this Annual Report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and a public shareholder would receive such lesser amount per public share in connection with any redemption of its public shares. None of our directors, officers or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public shareholders may be less than $10.10 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $227,262,051 (as of December 31, 2021), are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance or preference. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

● restrictions on the nature of our investments; and

● restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

● registration as an investment company with the SEC;

● adoption of a specific form of corporate structure; and

● reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application, especially as applied to special purpose acquisition companies, may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed our initial business combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our trust account.

If we have not completed our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. There can be no assurance that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

If a warrant holder exercises its public warrants on a “cashless basis,” such holder will receive fewer Class A ordinary shares from such exercise than if such holder were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; and (ii) if we have so elected and the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If a warrant holder exercises its public warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, such holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, a warrant holder would receive fewer Class A ordinary shares from such exercise than if such holder were to exercise such warrants for cash.

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when our Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial shareholders and anchor investors and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into in connection with our initial public offering, at or after the time of our initial business combination, our initial shareholders and anchor investors and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders and anchor investors or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

We may seek acquisition opportunities outside our target industries, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the next-generation transportation sector, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business candidate, no assurance can be given that we will adequately assess all of the significant risk factors. There can be no assurance that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, public shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. As of March 28, 2022, there were 156,500,000 and 14,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

● may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

● may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

● could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

● may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

● may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

● may not result in adjustment to the exercise price of our warrants.

Unlike many other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as described in Exhibit 4.1 to this Annual Report on Form 10-K and provided in our amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities convertible into or exercisable or exchangeable for Class A ordinary shares, are issued or deemed issued in excess of the amounts offered in the initial public offering related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A ordinary shares (subject to adjustment as described in Exhibit 4.1 to this Annual Report on Form 10-K and provided in our amended and restated memorandum and articles of association) so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding ordinary shares upon completion of the initial public offering, plus (ii) all Class A ordinary shares and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to the sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may engage the underwriters or one of their affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust account only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters or one of their affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses or assets that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Part III Item 10. Directors, Executive Officer and Corporate Governance”, entities may compete with us for business combination opportunities. Our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. The sponsor, our officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a business combination with one or more businesses or assets affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 16, 2021, our sponsor subscribed for an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Upon the closing of the initial public offering, the anchor investors purchased 1,375,000 founder shares from our sponsor at their original purchase price of approximately $0.004 per share. On November 4, 2021, our sponsor transferred an aggregate of 843,750 founder shares to each of Florian Wolf, Steve Norris, Jeff Foster and John Doherty, our independent directors, and Dr. Sir Ralf Speth, F. Jeremey Mistry and Dr. Stefan Berger, our officers. Our initial shareholders collectively owned 20% of our issued and outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor has purchased an aggregate of 9,750,000 private placement warrants, each exercisable for one Class A ordinary share, for a purchase price of $9,750,000 in the aggregate, or $1.00 per private placement warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the Class A ordinary shares included in the units sold in our initial public offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from October 26, 2021, the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period; (5) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (6) the founder shares are entitled to registration rights. If we submit our initial business combination to our shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our initial public offering in favor of our initial business combination. Each of our anchor investors has agreed to vote any founder shares they hold in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 15-month deadline (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) following the closing of our initial public offering nears, which is the deadline for the completion of our initial business combination.

Since the anchor investors acquired certain of our founder shares from our sponsor, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Pursuant to the investment agreements between us, the sponsor and each of the anchor investors, the anchor investors purchased from our sponsor 1,375,000 founder shares at their original purchase price of approximately $0.004 per share. Accordingly, the anchor investors will share in any appreciation in the value of the founder shares above that nominal value, provided that we successfully complete a business combination. The anchor investors paid a significantly lower effective price than the $10.00 per Class A ordinary share other public shareholders paid in the initial public offering due to the anchor investors also purchasing founder shares for $0.004 per share. As a result, the anchor investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the market price of our securities declines in value below the price to the public in our initial public offering and the business combination is not profitable for other public shareholders. In addition, as discussed above, if the anchor investors retain a substantial portion of their interests in our public shares and if the anchor investors vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other public shareholder votes their shares. Public shareholders should consider the anchor investors’ financial incentive to complete an initial business combination when evaluating whether to redeem their shares prior to or in connection with an initial business combination.

There can be no assurance as to the number of units, Class A ordinary shares or Class B ordinary shares the anchor investors will retain, if any, prior to or upon the consummation of our initial business combination, and our initial shareholders and anchor investors will control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

There can be no assurance as to the number of units, Class A ordinary shares or Class B ordinary shares the anchor investors will retain, if any, prior to or upon the consummation of our initial business combination. In the event that the anchor investors purchase and hold all or a significant portion of the units for which they expressed an interest, these shareholders would have substantial control over us and be able to exercise significant influence over all matters requiring shareholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the anchor investors purchased the full amount of units described in their respective expressions of interest, continue to hold such shares included in the units and vote such shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our founder shares may provide an incentive for them to do so), we would not need any additional public shares included in the units sold in our initial public offering to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor and the anchor investors. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our Class A ordinary shares because investors often perceive disadvantages in owning shares in companies with principal shareholders, which could make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a special purpose acquisition company with less concentrated ownership.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

● default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

● acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

● our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

● our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

● our inability to pay dividends on our ordinary shares;

● using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

● limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

● increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

● limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $227,250,000 that we may use to complete our initial business combination (which includes $7,875,000 of deferred underwriting commissions being held in the trust account, and excludes a total of $1,640,821 of offering costs, including directors and officers insurance premiums of $891,167).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

● solely dependent upon the performance of a single business, property or asset; or

● dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any public shares, and all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. There can be no assurance that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of not less than two-thirds (or any higher threshold specified in a company’s articles of association) of the votes which are cast by those of the company’s shareholders who, being so entitled, attend and vote in person or by proxy at a quorate general meeting of the relevant company for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders entitled to vote at a general meeting of the relevant company. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company), or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in in the prospectus for our initial public offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least 65% of the then outstanding private placement warrants. There can be no assurance that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between

90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company). Our initial shareholders and anchor investors, who collectively beneficially owned 20% of our ordinary shares upon the closing of our initial public offering, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which public shareholders do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. There can be no assurance that such financing will be available on acceptable terms, if at all. Since our initial public offering, our management believes that prevailing market conditions and other factors have made obtaining additional financing for a proposed business combination significantly more difficult. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of the trust account, and our warrants will expire worthless.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public shareholders may only receive approximately $10.10 per share on the liquidation of the trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” under certain circumstances our public shareholders may receive less than $10.10 per share upon the liquidation of the trust account.

Our initial shareholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our initial shareholders owned 20% of our issued and outstanding ordinary shares. Our sponsor also has the ability to extend the time we will have to consummate an initial business combination by up to an additional six months. In addition, prior to our initial business combination, holders of the founder shares have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to U.S. GAAP or IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy or tender offer rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Related to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, there can be no assurance that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Risks Related to our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

We are dependent upon a relatively small group of individuals and in particular, Sir Dr. Ralf Speth, F. Jeremey Mistry, Dr. Stefan Berger, Patrick Miller, James Condon, Florian Wolf, Steve Norris, Jeff Foster and John Doherty. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, no assurance can be given that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, our officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements, as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement of out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of the initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. No assurance can be given that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our directors and officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our directors and officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our directors have fiduciary and contractual duties to Strategic Capital and to its affiliates or to certain other entities, including companies in industries we may target for our initial business combination. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Part III Item 10. Directors, Executive Officer and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or assets. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Part III Item 10. Directors, Executive Officer and Corporate Governance – Conflicts of Interest.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our sponsor have invested in industries as diverse as healthcare, education, financial services, artificial intelligence and social media. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

Risks Related to Our Securities

Public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate an investment, therefore, a public shareholder may be forced to sell its public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from October 26, 2021, the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (3) the redemption of our public shares if we have not completed an initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the NYSE. There can be no assurance that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public shareholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A ordinary shares to be listed upon the consummation of our initial business combination, at such time, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. There can be no assurance that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

● a limited availability of market quotations for our securities;

● reduced liquidity for our securities;

● a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

● a limited amount of news and analyst coverage; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for our initial public offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Our warrants are accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

We issued 11,250,000 public warrants as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering (including the closing of the partial exercise of the Over-Allotment Option), we issued in a private placement, 9,750,000 private placement warrants. Both the warrants comprising the units offered in our initial public offering and the private placement warrants are accounted for as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

(i)

we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

(ii)

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii)

the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making the warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). Please see “Redeemable Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.” in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force a warrant holder (i) to exercise its warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell its warrants at the then-current market price when such warrant holder might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us (except as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Holders of warrants will not be permitted to exercise warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We have registered the Class A ordinary shares issuable upon exercise of the warrants in the registration statement in connection with our initial public offering because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file a post-effective amendment to the registration statement or a new registration statement with the SEC covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. There can be no assurance that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 11,250,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering (including the closing of the partial exercise of the Over-Allotment Option), we have issued in a private placement an aggregate of 9,750,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders and anchor investors currently hold 5,625,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we are incorporated under the laws of the Cayman Islands, public shareholders may face difficulties in protecting their interests, and public shareholders ability to protect their rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Appleby, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We are a recently formed company with limited operating history and limited revenues, and a public shareholder has no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with a limited history of operating results. Because we have a limited operating history, public shareholders have a limited basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their respective affiliates, including Strategic Capital, is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. Public shareholders should not rely on the historical record of our management team or their respective affiliates, or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Further, our management team, directors and advisors, and their respective affiliates have had limited past experience with blank check and special purpose acquisition companies.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our founder shares have the right to vote on the election of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, public shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

● costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

● rules and regulations regarding currency redemption;

● complex corporate withholding taxes on individuals;

● laws governing the manner in which future business combinations may be effected;

● tariffs and trade barriers;

● regulations related to customs and import/export matters;

● longer payment cycles;

● tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

● currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

● rates of inflation, price instability and interest rate fluctuations;

● liquidity of domestic capital and lending markets;

● challenges in collecting accounts receivable;

● cultural and language differences;

● employment regulations;

● energy shortages;

● crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

● deterioration of political relations with the United States;

● obligatory military service by personnel; and

● government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

We may face risks related to companies in our target industries.

Business combinations with companies in the next-generation transportation sector industry entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

● an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

● an inability to manage rapid change, increasing consumer expectations and growth;

● an inability to build strong brand identity and improve customer satisfaction and loyalty;

● a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

● delays in the design, production and launch of new vehicles;

● our inability to scale in a cost-effective manner;

● an inability to license or enforce intellectual property rights on which our business may depend;

● any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

● an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

● potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of products that we may sell;

● competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

● disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

● an inability to obtain necessary hardware, software and operational support; and

● reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the next-generation transportation sector. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial business combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

We may be a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our ordinary shares or warrants who or that is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia or (iii) an estate or trust the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (B) it has in effect a valid election to be treated as a U.S. person (a “U.S. holder”), the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases.

Our initial business combination may involve a jurisdiction that could impose taxes on shareholders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders to pay such taxes.

An investment in our units, ordinary shares or warrants may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our units, Class A ordinary shares or warrants may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 260 Mason Street, Greenwich, CT 06830. The cost for this space is included in the $14,000 per month fee that we pay an affiliate of our sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began trading on the NYSE under the symbol “PGSS.U” on October 26, 2021. On December 13, 2021, the Class A ordinary shares and warrants began trading on the NYSE under the symbols “PGSS” and “PGSS.WS,” respectively. Any units not separated continue to trade on the NYSE under the symbol “PGSS.U.” Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Warrants may only be exercised for a whole number of Class A ordinary shares and will become exercisable on the later of 30 days after the completion of our initial business combination. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

Holders

As of March 28, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares and 1 holder of record of our public warrants, and there were 43 holders of record of our Class B ordinary shares and 4 holders of record of our private placement warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial holders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On April 16, 2021, the sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of 5,750,000 of the Company’s Class B ordinary shares. The sponsor had agreed to forfeit up to 750,000 of the Class B ordinary shares to the extent the underwriter’s over-allotment option was not exercised in full so that the Class B ordinary shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the initial public offering. On November 4, 2021, the underwriters partially exercised the over-allotment option; thus, 125,000 Class B ordinary shares were forfeited.

Simultaneously with the closing of the initial public offering, certain anchor investors received 1,375,000 of the Company’s Class B ordinary shares from the sponsor.

On November 4, 2021, the sponsor transferred an aggregate of 843,750 of the Company’s Class B ordinary shares to Florian Wolf, Steve Norris, Jeff Foster and John Doherty, the Company’s independent directors, and Dr. Sir Ralf Speth, F. Jeremey Mistry and Dr. Stefan Berger, the Company’s officers.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of 9,000,000 private placement warrants at a purchase price of $1.00 per private placement warrant, to the sponsor, generating gross proceeds to the Company of $9,000,000. On November 8, 2021, simultaneously with the sale of the over-allotment units to the underwriters, the Company consummated the private sale of an additional 750,000 private placement warrants, generating gross proceeds to the Company of $750,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Transaction costs for the initial public offering and the sale of the private placement warrants amounted to $14,015,821, consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions and $1,640,821 of other offering costs including directors and officers insurance premiums of $891,167. In addition, as of December 31, 2021, $1,031,397 of cash was held outside of the trust account and available for working capital purposes.

After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, a total of $227,250,000 of the net proceeds from the initial public offering and certain of the proceeds from the sale of private placement warrants (or $10.10 per unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this annual report on Form 10-K.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

Issuer Purchases of Equity Securities

None

Item 6.[Reserved]

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on March 30, 2021, as a Cayman Islands corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We have not selected any business combination target, and we have not entered into any definitive agreement to effect a business combination with any target. We intend to effectuate our initial business combination using cash from the net proceeds of the initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

Pursuant to our amended and restated memorandum and articles of association, if we have not completed our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months) from the closing of our initial public offering, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As indicated in the financial statements, as of December 31, 2021, we had cash of $1,031,397. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from March 30, 2021 (Inception) through December 31, 2021 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from March 30, 2021 (inception) through December 31, 2021, we had net income of $2,352,902, consisting of formation and operating costs of $708,717, warrant issuance costs of $520,432, offset by an unrealized gain on fair value changes of warrants of $3,570,000 and the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $12,051.

Liquidity and Capital Resources

As of December 31, 2021, we had $1,031,397 in cash held outside of the trust account and working capital of $1,515,928.

Until the consummation of the initial public offering, our only source of liquidity was from the $25,000 of proceeds from our sponsor’s purchase of founder shares and a loan of $212,710 from our sponsor pursuant to a promissory note to cover certain expenses. The promissory note was repaid in full on October 26, 2021.

On October 26, 2021, we consummated the initial public offering of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 9,000,000 private placement warrants to the sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $9,000,000.

On November 4, 2021, the underwriters partially exercised the Over-Allotment Option and, on November 8, 2021, purchased an additional 2,500,000 Units. As a result of the partial over-allotment exercise, the Company also sold 750,000 private placement warrants to the sponsor, generating an additional $750,000 gross proceeds.

We incurred $13,124,654 in transaction costs, including $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions and $749,654 of other offering costs (excluding directors and officers insurance premiums).

Upon the closing of the initial public offering, the anchor investors received 1,375,000 founder shares (“anchor shares”) from the sponsor. The fair value of the anchor shares of $9,784,020 was treated as an issuance cost of the offering which was allocated to the Class A ordinary shares and public warrants.

Following the initial public offering, the sale of the private placement warrants and the partial exercise of the Over-Allotment Option, a total of $227,250,000 was placed in the trust account. With the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $12,051, the total amount held in the trust account totaled $227,262,051 at December 31, 2021. We also have $1,031,397 cash held outside of the trust account, after payment of costs related to the initial public offering, available for working capital purposes at December 31, 2021.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of December 31, 2021, we did not have any outstanding working capital loans.

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

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsor a monthly fee of $14,000 for office space and secretarial and administrative services provided to the Company. We began incurring these fees on October 22, 2021, and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

The underwriters are entitled to deferred commissions of $0.35 per unit, or $7,875,000 in the aggregate. The deferred commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of filing this Annual Report. The financial statements accompanying this Annual Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrants

We account for the public warrants and private placement warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification ("ASC") Topic 480, "Distinguishing Liabilities from Equity" (“ASC Topic 480”) and ASC Topic 815, "Derivatives and Hedging" (“ASC Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

The public warrants are publicly traded and as such are classified as Level 1 (as described in the notes to financial statements accompanying this Annual Report) and no longer require a valuation. The estimated fair value of the private placement warrants is determined using Level 3 inputs (as described in the notes to financial statements accompanying this Annual Report). Inherent in a binomial model are assumptions related to expected stock-price volatility, expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the private placement warrants. The expected life of the private placement warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The inputs used as of December 31, 2021 were as follow: risk-free rate of 1.23%; expected term of 5.00 years for the warrants; expected volatility of 11.0% and stock price of $9.81.

Class A Ordinary Shares Subject to Possible Redemption

We account for the ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 22,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, outside of the shareholders’ equity (deficit) section of the Company's balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Income (Loss) per Ordinary Share

The statement of operations includes a presentation of income (loss) per Class A redeemable public share and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company’ and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.Financial Statements and Supplementary Data.

The financial statements listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report and incorporated by reference herein.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Sir Dr. Ralf Speth	66	Chief Executive Officer and Chairman of the Board of Directors
F. Jeremey Mistry	49	Chief Financial Officer and Secretary
Dr. Stefan Berger	46	Chief Investment Officer
Patrick Miller	58	Director
James Condon	41	Director
Florian Wolf	39	Director
Steve Norris	76	Director
Jeff Foster	59	Director
John Doherty	57	Director

Sir Dr. Ralf Speth serves as our Chief Executive Officer and Chairman of our board of directors. Sir Dr. Ralf Speth has over 40 years of operating, M&A and financing experience in the automotive and transportation-related sector. Sir Dr. Ralf Speth is considered to be an industry thought leader on the global need for energy transition and the technologies which will transform our energy infrastructure, most notably as it relates to hydrogen power and autonomous driving technologies.

Since September 2020, Sir Dr. Ralf Speth has served as a non-executive director and the vice-chairman of the board of Jaguar Land Rover Automotive PLC, a British multinational automotive subsidiary of Tata Motors and a manufacturer of luxury vehicles and sport utility vehicles, and, as of October 2016, a member of the Board of Directors of Tata Sons, the principal holding company of more than 100 operating companies with a combined revenue of more than $100 billion. Sir Dr. Ralf Speth has also been a professor at the University of Warwick since 2014. As of January 2021, Sir Dr. Ralf Speth serves as a strategic advisor to Bladon Micro Turbine Limited, a designer, developer and manufacturer of micro turbine gensets to serve the telecommunication market. In February 2021, he joined the strategic advisory board of FiveAI Limited, a developer of autonomous-vehicle technology. In March 2021, he joined the Board of Directors of TVS Motor Company, which is one of the Top 5 global manufacturers of two- and three-wheelers. He will take over as the company’s Chairman in 2023. In March 2021, he joined the supervisory board of FEV Group, the internationally recognized vehicle development services provider with more than 6,000 employees globally who deliver solutions around innovative vehicle powertrains and electrification, intelligent & connected mobility, and vehicle software and connectivity solutions. In March 2021, he began serving as a strategic advisor to Haro, a manufacturer of hardwood and laminate flooring. He will become a member of Haro’s board of directors in September 2021. In July 2021, he began serving as a strategic advisor for Luminar Technologies, Inc. (Nasdaq: LAZR), a developer of advanced sensor technologies for the autonomous-vehicle industry. In July 2021, Sir Dr. Ralf Speth became a strategic advisor for CT Chartlton USA, a company that serves as sales liason for manufacturers that supply products for some of the world’s largest automotive groups. In addition, as of January 2020, he serves as a strategic advisor to Continuum Life Sciences, a non-profit focused on cancer research. Sir Dr. Ralf Speth also served as the Chief Executive Officer of Jaguar Land Rover from February 2010 to September 2020, helping the company grow substantially over this period, including leading its push into new markets, and establishing factories in China, Slovakia, Brazil and India. Sir Dr. Ralf Speth also spearheaded Jaguar Land Rover’s car line-up expansion, introducing highly successful models like the Range Rover Evoque, Range Rover Velar, Defender, and the award winning, electric Jaguar I-Pace, the first luxury e-SUV and triple 2019 World Car of the Year. Prior to joining Jaguar Land Rover, Sir Dr. Ralf Speth held positions as Executive Director of the Material Handling Division and Global Head of Production, both at the Linde Group (NYSE: LIN), a global leader in both clean hydrogen and in H2 refueling stations for cars, trucks, trains, forklifts and buses and engineering company with 2020 sales of $27 billion, Director of Production, Quality and Product Planning at the Ford Motor Company’s PAG before the division’s sale to Tata Motors in 2010. Prior to joining Ford, Sir Dr. Ralf Speth spent over 20 years at BMW Group, a world leading premium manufacturer of automobiles and motorcycles with its four brands BMW, MINI, Rolls-Royce and BMW Motorrad, working across various executive and managerial positions. Sir Dr. Ralf Speth has been a member of the Royal Academy of Engineering since 2014. In 2015, Sir Dr. Ralf Speth was appointed an honorary Knight Commander of the Order of the British Empire for his services to the UK automotive industry. In August 2019, the award was made substantive following Sir Dr. Ralf Speth becoming a British citizen. In May 2020, Sir Dr. Ralf Speth was elected a Fellow of the

Royal Society. Sir Dr. Ralf Speth was awarded a degree in Engineering from the University of Applied Sciences Rosenheim, Germany. Additionally, Sir Dr. Ralf Speth received a Doctorate of Engineering in Mechanical Engineering and Business Administration from the University of Warwick.

Over the course of his distinguished career in the transportation industry, Sir Dr. Ralf Speth has been the recipient of a number of recognitions and awards, including Auto Best 2014, Winner; Auto Express. Winner, 2014; Hall of Fame, 2014; Automotive News Europe. ALL STAR, 2014; Coventry Award of Merit, 2014; Future Manufacturing Award, 2013; Fellow of the Royal Academy of Engineering, 2014; Issigonis Trophy, 2017; MANBEST 2013, Warsaw; The Institution of Engineering and Technology, IET. Gold Medal, 2011; The Outstanding Industrialist, 2013; and Trophée d’Or, Logistique Européenne, Elancourt, France.

We believe Sir Dr. Ralf Speth’s long track-record of success and broad experience leading organizations both large and small around the world, in addition to his network of OEM, commercial vehicle and technology leaders provide us with a differentiated perspective in both sourcing targets and ultimately, creating value in the company we endeavor to acquire.

F. Jeremey Mistry serves as our Chief Financial Officer and Secretary. Mr. Mistry is a Co-Founder and Director of Pali Hill Capital Management, a Mauritian investment firm launched in July 2017 and the parent company of Pali Hill Capital Advisers, a UK based advisory and venture capital company launched in October 2017. Mr. Mistry has more than 20 years of experience in financial services, including private equity, growth and venture capital investing; corporate finance advisory, including mergers, acquisitions and restructurings; debt and equity capital market fund-raising; and portfolio management. From February 2022, Mr Mistry serves as a member of the board of directors of Waterfield Advisors, one of India’s leading independent multi-family office and wealth advisory firms that oversees more than $4 billion of client assets. From September 2021 through December 2021, Mr. Mistry served as a Senior Advisor at Waterfield. Pali Hill was an early seed capital investor in, and advisor to, Chalo.com, India’s largest privately owned city bus operator and Mobility as a Service (MaaS) provider, managing a network of 12 cities and covering more than 45 million bus journeys per month. From December 2020, Mr. Mistry has acted as Senior Advisor to the board of, and Pali Hill is a venture capital investor in, Grip Invest, an India based asset-backed alternative investment platform focused on leasing electric mobility assets, including 2-, 3- and 4-wheeled vehicles, heavy duty electric trucks, electric charging stations and swappable batteries. Between August 2015 and the launch of Pali Hill Capital Management in July 2017, Mr. Mistry and his partners independently funded and advised companies on several mandates that afterwards transferred to the Pali Hill corporate entity. Mr. Mistry previously served as the head of Morgan Stanley’s Indian investment banking sector coverage of industrial companies, including automotive OEMs and supply chain businesses, in addition to leading coverage of consumer/ retail firms. During this time, he led the execution of numerous public and private market fund-raises, as well as M&A transactions and valuation Fairness Opinion mandates for public companies. Representative transactions include advising Tata Motors and Jaguar Land Rover on raising more than $3 billion of capital in the form of debentures, term loans and revolving credit facilities; advising Tata Steel on the issuance of $1.5 billion of debentures; and advising Mitsui/Sanyo Special Steel on its acquisition of a control stake in Mahindra Ugine Steel Co. Fairness Opinions delivered include those in relation to Tata Consultancy Services’ merger with TCS e-Serve, and Tech Mahindra’s approximately $3 billion merger with Mahindra Satyam. During his time at Morgan Stanley from February 2010 to July 2015, Mr. Mistry also led the firm’s client coverage of the Tata group of companies and in that capacity worked closely and extensively with Sir Dr. Ralf Speth and Dr. Berger at Jaguar Land Rover, a wholly owned subsidiary of Tata Motors. Prior to this, Mr. Mistry advised industrial clients and conglomerates in India for Nomura Securities and Lehman Brothers. Notable transactions include advising Tata Power on the issuance of $300 million in convertible debentures and advising Tata Sons/ Tata Teleservices on the approximately $3 billion merger of its passive infrastructure assets with Quippo Telecom, to create Viom Networks. Prior to this, Mr. Mistry advised conglomerates for Citi’s Indian corporate banking business on debt capacity and balance sheet optimization and was a member of Citi’s corporate M&A team based in New York. Earlier in his career, Mr. Mistry advised private clients and was a discretionary portfolio manager at Salomon Smith Barney. Mr. Mistry received an MBA in Finance from the London Business School and a BA in Psychology magna cum laude from the University of Michigan Honors Program.

Dr. Stefan Berger serves as our Chief Investment Officer. Dr. Berger has over 15 years of experience in global blue-chip and family-owned companies across multiple geographies and sectors, including Automotive OEMs and Suppliers, Commodities, Healthcare, Publishing, Telecommunications, Fashion and Consumer Goods. In August 2021, he began serving on the Strategic Board of Advisors of Skyworks Aeronautics Corp., a designer and developer of high-performance gyroplanes. From October 2017 to June 2021, Dr. Berger served as Director of Electrification at Jaguar Land Rover Limited, a British multinational automotive subsidiary of Tata Motors and a manufacturer of luxury vehicles and sport utility vehicles, where he was responsible for the company’s off-board electrification activities in the field of EV charging services and battery second life. Dr. Berger laid the foundation for Jaguar Land Rover’s transformation to electrified vehicles by driving the electric product plan and overall strategy. In his role he also served as a trustee on the Board of The Faraday Institution from January 2018 to March 2020. The Faraday Institution is part of the UK government funded $350 million Faraday Challenge, an initiative to develop, design and manufacture world-leading batteries in the UK. Prior to Jaguar Land Rover, from May 2016 to September 2017 and June 2013 to February 2014, Dr. Berger served as Vice President to the Chairman’s Office at Tata Sons, the principal holding company of more than 100 operating companies with a combined revenue of more than $100 billion. In this role, Dr. Berger worked closely with Group companies including Tata Motors and Jaguar Land Rover on the development and implementation of strategic and operational plans on behalf of the Group Chairman. Prior to his role at Tata Sons, Dr. Berger Co-founded Visioning, the private investment and consulting office of Prof. Dr. Wolfgang Reitzle, where he served as a Managing Director from May 2014 to March 2016. From November 2010 to May 2013 Dr. Berger held the role of Director Corporate Strategy at Jaguar Land Rover where he helped the company to set up its JV in China and drove Jaguar Land Rover’s strategy. Before that he was Executive Assistant of the CEO of the Linde Group (NYSE: LIN), a global leader in both clean hydrogen and in H2 refueling stations for cars, trucks, trains, forklifts and buses and engineering company with 2020 sales of $27 billion, Prof. Dr. Wolfgang Reitzle. Dr. Berger earned a degree in Business Administration and Information Systems from the University of Passau and went on to complete a doctoral thesis in Information Systems from the University of Regensburg (Institute of Information Systems) & Bavarian Research Cooperation on Information Systems (“FORWIN”).

Patrick Miller is a member of the board of directors and is the President and a co-Founder of Strategic Capital. Strategic Capital focuses on and creates investment opportunities with experienced management teams, emerging asset classes and distinct product structures that provide durable income, growth potential, reduced volatility and low correlation to traditional markets. Mr. Miller currently serves as President of SC Distributors, Strategic Capital Management Holdings’ managing broker-dealer. Mr. Miller is responsible for overall strategy, new business development and product marketing. In addition, Mr. Miller has served on the Board of Trustees for the Investment Program Association, the leading non-profit trade association for the direct investments industry.

Prior to co-founding Strategic Capital, Mr. Miller served as President of KBS Capital Markets Group from the company’s inception in October 2005 through June 2009. During Mr. Miller’s tenure, KBS Capital Markets Group raised approximately $2.3 billion in investment capital for KBS Real Estate Investment Trust, Inc. and KBS Real Estate Investment Trust II, Inc. Prior to joining KBS Capital Markets Group, Mr. Miller served as President and Chief Executive Officer of Financial Campus from 2002 to 2004 , an online education and training company serving the financial services industry. Mr. Miller was responsible for facilitating the successful acquisition of Financial Campus by the Thomson Corporation in 2004. Previously, Mr. Miller served as Chief Executive Officer of Equitable Distributors Inc., the wholesale distribution subsidiary of AXA Financial, Inc. Mr. Miller was elected Chief Executive Officer of Equitable Distributors in 2000 after having joined Equitable Distributors at its inception in 1996 as President of the Warehouse Division. Mr. Miller began his career as a Wholesaler with American Funds Distributors. Mr. Miller received a Bachelor of Arts from the University of California at Los Angeles.

Mr. Miller was selected for his long standing history of raising significant capital for target companies.

James Condon is a member of our board of directors and is a Managing Partner of Strategic Capital, as of February 2020, President of Strategic Capital Fund Management, as of July 2018, and serves as Chief Operating Officer of SC Distributors, as of January 2014, having joined Strategic Capital in 2010. In these roles, Mr. Condon oversees the operations, investment activities, capital markets, and asset management of Strategic Capital. Mr. Condon is also a member of the investment committees for each of Strategic Capital’s sponsored private and public investment programs, including Strategic Data Center Fund, LLC, Strategic Wireless Infrastructure Fund, LLC, Strategic Data Center Institutional Manager, LLC, as well as President and Chairman of the Board for Strategic Wireless II. Mr. Condon has over 18 years of experience in investment management within the financial services industry. In his previous position as Vice President for the Capital Group, American Funds, he was responsible for managing the internal distribution teams for each of the American Funds products. Prior to American Funds, Mr. Condon was Vice-President at Schroder Investment Management, a global investment management firm with over $785 billion of assets, based in New York City, where he was chartered with building the internal distribution desk from the ground up. He was instrumental in helping the firm raise over $4 billion in various separately managed accounts and alternative investment over a two and a half year period. Prior to Schroder Investment Management, Mr. Condon worked for Refco Alternative Investments, the hedge fund division of Refco, where he held an investment analyst position. While at Refco, he was responsible for helping raise/invest over $2.4 billion in assets. Throughout his career, Mr. Condon has extensive experience with REITs, managed futures, hedge funds, equity and fixed income funds and public and private investment vehicles. Mr. Condon holds an MBA., cum laude, from the University of Notre Dame, a BS in finance from Park School of Business at Ithaca College, and a CIMA from the Wharton School at The University of Pennsylvania.

Mr. Condon was selected because he manages a global asset management firm with access to institutional relationships as well as M&A expertise.

Steve (Steven John) Norris serves as an independent director. Mr. Norris is a former member of the UK parliament (1983-87 and 1988-97) who served as Parliamentary Under-Secretary of State and Minister of Transport in the government of Sir John Major from May 1992 to July 1996. He is a former Director General of the UK Road Haulage Association (August 1997 to January 2000) which represented the UK truck industry in UK and Brussels and a former Chairman of First Group plc’s London bus operations (1998-2003). As of March 2014, he is Deputy Chairman of Optare plc, the UK’s second largest bus manufacturer specialising in all-electric vehicles including a world beating double decker. As of June 1997, he is President of ITS-UK, the UK branch of the global intelligent transport systems organisation and, as of April 2021, is chairman of Evtec Automotive Limited, a tier 1 supplier to Jaguar Land Rover, Ford and Aston Martin. He served for seven years from September 2013 to May 2021 on the board of Cubic Corporation, a NYSE transportation and defence company (NYSE: CUB) until its sale to an affiliate of Elliot Investment Management L.P. and Veritas Capital on May 25, 2021. As of March 2015, he is Chairman of UK AIM listed Driver Group plc, a global advisor on major civil engineering projects and a specialist in dispute resolution. In March 2021, he joined the board of Empati Ltd in UK which specialises in the development of green hydrogen and the use of AI to assist in the development of sustainable renewable energy whose first US$1.1 billion project is in Colombia with support from the UK Department for International Trade. As of June 2011, he is Chairman of Soho Estates, a UK based commercial and residential property company. Mr. Norris is a Fellow of the Chartered Institute of Logistics and Transport, and a Fellow of the Chartered Institute of Highways and Transportation. He holds a Masters in Jurisprudence from the University of Oxford and has an Honorary Doctorate of Laws from the University of East London.

Mr. Norris was selected for his extensive experience and relationships throughout the EV and auto ecosystems as well as political relationships throughout Europe.

Jeff Foster serves as an independent director. Since October 2021, Mr. Foster has served as the Chief Financial Officer - US of Cloud Capital, a private equity fund that is focused on acquiring data centers in the US and Europe. Mr. Foster has served as an Adjunct Professor of Real Estate at Georgetown University since September 2018. Previously, from 2007 to September 2017, Mr. Foster held the roles of Chief Accounting Officer (2007 to 2014) and Executive Vice President, Chief Financial Officer and Treasurer (2013 to September 2017) of DuPont Fabros Technology (NYSE: DFT), a data center REIT that invested in carrier-neutral data centers and provided colocation and peering services. Mr. Foster guided DFT through the two highest profile events in the company’s history—the 2007 IPO and the 2017 sale to Digital Realty (NYSE: DLR), the sixth largest publicly traded U.S. REIT. As Chief Financial Officer, Mr. Foster was responsible for obtaining financing through common and preferred equity, bonds and bank debt. He was also responsible for strategic planning, investor relations, accounting and lobbying for a sales tax exemption. Prior to DFT, Mr. Foster served as the Chief Accounting Officer at Global Signal, the first cell tower REIT. In this role, Mr. Foster oversaw the accounting for a company that tripled in size during his tenure. Mr. Foster has also served as the Corporate Controller of Danka, a dual UK and US registered copier distributor, CFO of Progress Telecom, a fiber company, and has held various accounting and SEC reporting roles at an electric utility and telecom provider. Foster began his career at Arthur Andersen. Mr. Foster holds a bachelors of science in Accounting (High Honors) from the University of Florida and a Masters of Accountancy from the University of South Florida. He passed the CPA exam in 1985 with the highest grade in Florida and also received national honors. Mr. Foster currently serves on the boards of Broad Street Realty (OTC: BRST) as of December 2019, a publicly traded owner of shopping centers and Vault Digital Infrastructure, a private equity backed data center company. He also serves on the boards of the Alzheimer’s Association Florida Gulf Coast Chapter and the Child and Family Network Center which provides free pre-K education to underprivileged children in Alexandria, Virginia.

Mr. Foster was selected for his experience as a public company CFO, as well as experience in the digital infrastructure sectors.

Florian Wolf serves as an independent director. Mr. Wolf has over 14 years of experience in investment banking, business development, and financial and operational management across a wide range of industries, with a leadership focus on the electric vehicle and next-generation transportation sectors over the past decade. Since May 2021, Mr. Wolf is the Chief Financial Officer of next-generation battery technology firm Innolith AG, headquartered in Switzerland. From November 2016 through February 2018, Mr. Wolf served as a Vice President, and from February 2018 through February 2021, served as an Executive Director of J.P. Morgan in their London office. While with J.P. Morgan, Mr. Wolf assumed the role as the firm’s EMEA Head of Electric Vehicles. Under this role, Mr. Wolf’s industry coverage and focus included clients in Electric Vehicles, Electric Vehicle Infrastructure, Battery Cell, Power Electronics and Fuel Cell technology. Prior to joining J.P. Morgan, from 2011 to November 2016, Mr. Wolf spent five years with Barclays, EMEA as a Vice President in their Industrials group. Within this group, Mr. Wolf focused on the Transport & Infrastructure, Paper & Packaging, and Business Services industries. Prior to joining Barclays, from 2007 to 2011, Mr. Wolf was an Assistant Vice President at Dresdner Kleinwort focusing on M&A. Over the course of his professional career, Mr. Wolf has advised clients on more than €50 billion of transformative corporate finance deals. Mr. Wolf earned a degree in Business Administration from the University of Mannheim, Germany.

We see Mr. Wolf as a complementary addition to the management team with significant industry knowledge, insights on potential target opportunities and experience in the Electric Vehicles ecosystem, as well as significant experience structuring, financing and executing complex merger and acquisition transactions at large financial institutions focused on target sectors. This board member was selected for his financial expertise that he offers for financial oversight.

John Doherty serves as an independent director. Mr. Doherty has 35 years of experience in corporate development, strategic planning, mergers & acquisitions, transaction execution & integration, venture capital investments and financial management in the technology, connectivity and digital infrastructure industries across the United States, Europe, Central America, South America and Asia. Since October 2020, Mr. Doherty has served as the Chief Financial Officer of Magic Leap, an augmented reality (AR) company pioneering a wearable platform to amplify enterprise productivity, where he is responsible for all strategic, financial and corporate development activity for the company including accounting and control, financial planning & analysis, treasury, fundraising and investor relations. Prior to Magic Leap, from November 2018 to April 2020, Mr. Doherty lived in Amsterdam where he served as the Chief Financial Officer of InterXion (NYSE: INXN), which was a leading provider of cloud and carrier-neutral colocation data center services in Europe. He also led the strategic transaction resulting in InterXion’s combination with Digital Realty Trust Inc. (NYSE: DLR), a real estate investment trust that invests in carrier-neutral data centers and provides colocation and peering services, in a transaction valued at approximately $8.4 billion of total enterprise value in March 2020. Prior to InterXion, Mr. Doherty spent over 30 years at Verizon Communications Inc. (NYSE: VZ), one of the largest communication technology companies in the world, where he held a variety of roles including SVP of Corporate Development, President & Chief Investment Officer of Version Ventures, SVP of Investor Relations and Chief Financial Officer of Verizon Shared Services and International, among others. Mr. Doherty was named #12 on the Global Corporate Venturing 2018 Powerlist and recognized as “The Most Admired Corporate Deal Maker in Telecommunications” by The Deal in 2016, 2014, and 2013. Mr. Doherty was also selected as Top Telecom IR Executive 2-years consecutively.

Mr. Doherty was selected for his financial expertise that he offers for financial oversight as well as public company experience.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of seven members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that each of Florian Wolf, Steve Norris, Jeff Foster and John Doherty is an independent director under applicable SEC and NYSE rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Jeff Foster, John Doherty and Florian Wolf. Jeff Foster serves as chairperson of the audit committee. Our board of directors has determined that each of Jeff Foster, John Doherty and Florian Wolf is independent under the NYSE listing standards and applicable SEC rules.

Each member of the audit committee is financially literate and our board of directors has determined that Jeff Foster qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

● assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

● the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

● pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

● reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

● setting clear hiring policies for employees or former employees of the independent auditors;

● setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

● obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

● meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

● reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

● reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Jeff Foster, Steve Norris and John Doherty. Jeff Foster serves as chairperson of the compensation committee. Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Jeff Foster, Steve Norris and John Doherty is independent. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

● reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

● reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

● reviewing our executive compensation policies and plans;

● implementing and administering our incentive compensation equity-based remuneration plans;

● assisting management in complying with our proxy statement and annual report disclosure requirements;

● approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

● producing a report on executive compensation to be included in our annual proxy statement; and

● reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Steve Norris, John Doherty and Florian Wolf. Steve Norris serves as chairperson of the nominating and corporate governance committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Steve Norris, John Doherty and Florian Wolf is independent. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

● identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

● developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

● coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

● reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

● duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

● duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

● duty to not improperly fetter the exercise of future discretion;

● duty to exercise powers fairly as between different sections of shareholders;

● duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

● duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Members of our management team and our board directly or indirectly own our securities, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Part 1A. Risk Factors—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers to other entities will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Part 1A. Risk Factors—Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the Company.”

In addition, we have the following potential conflicts of interest:

● None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

● In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors and Executive Officers.”

● Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) after the closing of our initial public offering or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders and anchor investors until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

● Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

● Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Sir Dr. Ralf Speth	Jaguar Land Rover Automotive PLC	Vehicle Manufacturer	Non-Executive Director and Vice-Chairman
	Tata Sons Private Limited	Holding Company	Director
	TVS Motor Company Limited	Two- and Three-Wheel Motorcycle Manufacturer	Member of the Supervisory Board
	FEV Group	Vehicle Development Services	Member of the Supervisory Board
	FiveAI Limited	Autonomous-Vehicle Technology	Member of the Strategic Advisory Board
	Hamberger Flooring GmbH & Co. KG (Haro)	Flooring Manufacturer	Strategic Advisor
	Bladon Micro Turbine Limited	Manufacturer of Micro Turbine Gensets	Strategic Advisor
	CT Charlton USA	Sales Liason	Strategic Advisor
	Luminar Technologies, Inc.	Advanced Sensor Techologies	Strategic Advisor
	Continuum Life Sciences	Non-Profit Cancer Research	Strategic Advisor

F. Jeremey Mistry	Pali Hill Capital Management (Mauritius) Pvt Ltd	Investment Management	Director
	Pali Hill Capital Advisers (UK) Pvt Ltd	Advisory and Venture Capital Company	Director
	Grip Invest	Asset-Backed Alternative Investment Platform	Senior Advisor
	Waterfield Advisors	Multi-Family Office and Wealth Advising	Director

Dr. Stefan Berger	Skyworks Aeronautics Corp.	Design and Development of Gyroplanes	Member of the Strategic Board of Advisors
James Condon	Strategic Capital Management Holdings	Asset Management	Managing Partner and Chief Operating Officer
	Strategic Data Center Fund, LLC	Asset Management	Member of the Investment Committee
	Strategic Wireless Infrastructure Fund, LLC	Asset Management	Member of the Investment Committee
	Strategic Wireless Infrastructure Fund II, Inc.	Asset Management	President and Chairman of the Board of Directors

Patrick Miller	SC Distributors, LLC	Overall Strategy and Management	President

Florian Wolf	Innolith AG	EV Battery Cell R&D	Chief Financial Officer

Steve Norris	Optare plc	Bus Manufacturing	Deputy Chairman
	ITS (UK) Ltd.	Intelligent Transport Systems	President
	Evtec Automotive Limited	Automotive Supplier	Chairman
	Driver Group plc	Civil Engineer Advising & Dispute Resolution	Chairman
	Empati Ltd.	Development of Sustainable Renewable Energy	Director
	Soho Estates	Commercial and Residential Property	Chairman
Jeff Foster	Cloud Capital	Private Equity Fund	Chief Financial Officer-US
	Broad Street Realty, Inc.	Commercial Real Estate	Director
	Vault Digital LP	Data Center Company	Director
	Alzheimer’s Association Florida Gulf Coast Chapter	Researching Alzheimer’s (Not-for-Profit)	Director
	Child and Family Network Center	Pre-K Education (Not-for-Profit)	Director
John Doherty	Magic Leap, Inc.	Augmented Reality Wearable Technology	Chief Financial Officer
	Pacific Telecom, Inc.	Telecommunications Company	Director

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination.

Further, commencing on the date our securities were first listed on the NYSE, we pay an affiliate of our sponsor we pay a total of $14,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial business combination. Each of our anchor investors has agreed to vote any founder shares they hold in favor of our initial business combination.

Limitation on Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on October 26, 2021, we have agreed to pay an affiliate of our sponsor a total of $14,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. On November 4, 2021, our sponsor transferred an aggregate of 843,750 founder shares to Dr. Sir Ralf Speth, F. Jeremey Mistry and Dr. Stefan Berger and to our independent directors - Florian Wolf, Steve Norris, Jeff Foster and John Doherty. On November 4, 2021, our sponsor transferred an aggregate of 975,000 private placement warrants to Dr. Sir Ralf Speth, F. Jeremey Mistry and Dr. Stefan Berger.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

● each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

● each of our directors, officers and director nominees; and

● all our directors, officers and director nominees as a group.

In the table below, percentage ownership is based on 28,125,000 of our ordinary shares, consisting of 22,500,000 Class A ordinary shares and (ii) 5,625,000 of our Class B ordinary shares, issued and outstanding as of March 28, 2022. Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended (i) prior to the completion of an initial business combination, by a special resolution passed by at least 90% of the votes cast by the holders of issued shares present in person or by proxy at a general meeting and entitled to vote, or (ii) in connection with and immediately prior to the completion of an initial business combination or following the completion of an initial business combination, by a special resolution passed by at least a two-thirds majority of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting and entitled to vote. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class B Ordinary Shares		Class A Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares(2)
Pegasus Digital Mobility Sponsor LLC (our sponsor)(3)	3,406,250	60.6%	—	—	12.1%
James Condon(3)	3,406,250	60.6%	—	—	12.1%
Patrick Miller(3)	3,406,250	60.6%	—	—	12.1%
Sir Dr. Ralph Speth	337,500	6.0%	—	—	1.2%
F. Jeremey Mistry	140,625	2.5%	—	—	*
Dr. Stefan Berger	140,625	2.5%	—	—	*
Florian Wolf	56,250	1.0%	—	—	*
Steve Norris	56,250	1.0%	—	—	*
Jeff Foster	56,250	1.0%	—	—	*
John Doherty	56,250	1.0%	—	—	*
All directors and officers as a group (9 individuals)	4,250,000	75.6%	—	—	15.1%
Other 5% Shareholders
Hartree Partners, LP(4)	125,000	2.2%	1,925,000	8.6%	7.3%
Adage Capital Partners, L.P.(5)	125,000	2.2%	1,800,000	8.0%	6.8%
Atlas Diversified Master Fund, Ltd.(6)	125,000	2.2%	1,925,000	8.6%	7.3%
Polar Asset Management Partners Inc. (7)	125,000	2.2%	1,919,124	8.5%	7.3%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pegasus Digital Mobility Acquisition Corp., 260 Mason Street Greenwich, CT 06830.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report.
(3)	Pegasus Digital Mobility Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. James Condon and Patrick Miller share voting and investment control over shares held by our sponsor by virtue of their shared control of the board of managers of our sponsor.
(4)	Based on Schedule 13G filed with the SEC on November 1, 2021, except with respect to the Class B ordinary shares. The principal business address of Hartree Partners, LP is 1185 Avenue of the Americas, New York, New York 10036.
(5)	Based on Schedule 13G/A filed with the SEC on February 10, 2022. The principal business address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(6)	Based on Schedule 13G/A filed with the SEC on February 14, 2022, except with respect to the Class B ordinary shares. Includes 1,925,000 Class A ordinary shares beneficially owned (indirectly) by the following persons: Atlas Enhanced Master Fund, Ltd. (1,787,201 Class A ordinary shares), Atlas Enhanced Fund, Ltd. (1,787,201 Class A ordinary shares), Atlas Enhanced Fund, LP (1,787,201 Class A ordinary shares), Atlas Portable Alpha, LP (1,787,201 Class A ordinary shares), Atlas Institutional Equity Fund, LP (1,787,201 Class A ordinary shares), Atlas Master Fund, Ltd. (137,799 Class A ordinary shares), Atlas Global Investments, Ltd. (137,799 Class A ordinary shares), Atlas Global, LLC (137,799 Class A ordinary shares), Balyasny Asset Management L.P. (1,925,000 Class A ordinary shares) and Dmitry Balyasny (1,925,000 Class A ordinary shares). The principal business office of Atlas Diversified Master Fund, Ltd. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman KY1-1104, Cayman Islands, British West Indies.
(7)	Based on Schedule 13G filed with the SEC on February 10, 2022. The principal business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Immediately after our initial public offering, our initial shareholders beneficially owned 20.0% of the then issued and outstanding ordinary shares and will have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders and anchor investors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Our sponsor has purchased an aggregate of 9,750,000 private placement warrants at a price of $1.00 per warrant ($9,750,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights, as described below.

Our sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Certain Relationships and Related Party Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Anchor Investors

The Company’s anchor investors are certain institutional investors. Upon the closing of the initial public offering, the anchor investors purchased 1,375,000 anchor shares from the sponsor. In the event that the anchor investors hold all such units or public shares underlying the units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote.

Each anchor investor has entered into a separate investment agreement with us and our sponsor agreeing to (a) vote any founder shares held by them in favor of our initial business combination and (b) subject any founder shares held by them to the same lock-up restrictions as the founder shares held by our sponsor and independent directors.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial shareholders, directors, officers and advisors. Each of our anchor investors has agreed to lock-up provisions in investment agreements with us. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our directors or officers, any affiliates or family members of any of our directors or officers, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) in the case of an entity, by virtue of the laws of its jurisdiction or its organizational documents or operating agreement; or (h) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed in connection with our initial public offering requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described under “Part III Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Transfers of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On April 16, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 750,000 shares that were subject to forfeiture by the sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, 125,000 founder shares were forfeited. On November 4, 2021, our sponsor transferred an aggregate of 843,750 founder shares to Dr. Sir Ralf Speth, F. Jeremey Mistry and Dr. Stefan Berger and each our independent directors - Florian Wolf, Steve Norris, Jeff Foster and John Doherty.

Our sponsor purchased an aggregate of 9,750,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Part III Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we pay a total of $14,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 15 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report), an affiliate of our sponsor will be paid a total of $294,000 ($14,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of our initial public offering. As of the date of our initial public offering, we had borrowed $212,710 under the $300,000 promissory note with our sponsor. These loans were non-interest bearing, unsecured and were due at the earlier of April 30, 2022 and the closing of our initial public offering. These loans were repaid in full upon completion of our initial public offering with proceeds allocated for offering expenses not held in the trust account. The value of our sponsor’s interest in this loan transaction corresponded to the principal amount outstanding under any such loan.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor or certain of our directors and officers as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any), which is described under the heading “Part III Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration Rights.”

Related Party Policy

Prior to the closing of our initial public offering, we adopted our Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

The audit committee of our board of directors operates pursuant to a charter, providing for the review, approval or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors or officers, or our or any of their respective affiliates. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

● payment to an affiliate of our sponsor of a total of $14,000 per month for office space and administrative and support services;

● reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

● repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

The above payments may be funded using the net proceeds of our initial public offering and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An independent director is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the directors exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Steve Norris, Jeff Foster, Florian Wolf and John Doherty are independent directors as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA, LLP for services rendered.

For the Period from
March 30, 2021-
December 31, 2021
Audit Fees(1)	$164,500
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$164,500
(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes listed in the Index to Financial Statements beginning on page F-1.

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).
4.4

Warrant Agreement, dated October 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

4.5*	Description of Securities.
10.1

Promissory Note, dated April 16, 2021, issued to Pegasus Digital Mobility Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-259860) filed on September 28, 2021).

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

10.7

Form of Indemnity Agreement, between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).

10.8

Securities Subscription Agreement, dated April 16, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-259860) filed on September 28, 2021).

10.9

Form of Investment Agreement, by and between the Company, the Sponsor and the Anchor Investors (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).

14*	Code of Ethics and Business Conduct.
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101)

*   Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

By:	/s/ Dr. Sir Ralf Speth
Dr. Sir Ralf Speth
Chief Executive Officer and Chairman of the Board of Directors

Date:	March 31, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Sir Ralf Speth and F. Jeremey Mistry and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dr. Sir Ralf Speth	Chief Executive Officer and Chairman of the Board of	March 31, 2022
Dr. Sir Ralf Speth	Directors (principal executive officer)

/s/ F. Jeremey Mistry	Chief Financial Officer and Secretary (principal financial and	March 31, 2022
F. Jeremey Mistry	accounting officer)

/s/ Patrick Miller	Director	March 31, 2022
Patrick Miller

/s/ Steve Norris	Director	March 31, 2022
Steve Norris

/s/ Florian Wolf	Director	March 31, 2022
Florian Wolf

/s/ James Condon	Director	March 31, 2022
James Condon

/s/ Jeff Foster	Director	March 31, 2022
Jeff Foster

/s/ John Doherty	Director	March 31, 2022
John Doherty

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Pegasus Digital Mobility Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pegasus Digital Mobility Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the period from March 30, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 30, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company's auditor since 2021.

McLean, Virginia

March 31, 2022

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

BALANCE SHEET

December 31,
2021
Assets:
Current assets:
Cash	$1,031,397
Prepaid expenses	722,726
Total current assets	1,754,123
Prepaid expenses -non-current portion	50,701
Marketable Securities held in Trust Account	227,262,051
Total assets	$229,066,875

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$195,419
Due to related party	42,776
Total current liabilities	238,195
Warrant liabilities	11,048,250
Deferred underwriting commissions	7,875,000
Total liabilities	19,161,445
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 22,500,000 shares at $10.10 redemption value	227,262,051
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563
Additional paid-in capital	—
Accumulated deficit	(17,357,184)
Total shareholders’ deficit	(17,356,621)

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$229,066,875

The accompanying notes are an integral part of these financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD MARCH 30, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$708,717
Loss from operations	(708,717)
Other income (expense)
Gain on marketable securities (net), dividends and interest on cash held in Trust Account	12,051
Offering costs allocated to warrants	(520,432)
Unrealized gain on fair value changes of warrants	3,570,000
Total other income, net	3,061,619

Net income	$2,352,902

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,324,910
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$1.59

Weighted average shares outstanding, Class B ordinary shares	5,279,783
Basic and diluted net loss per share, Class B ordinary shares	$(1.16)

The accompanying notes are an integral part of these financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE PERIOD MARCH 30, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Class A		Class B		Additional
	Preferred Shares		Temporary Equity		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 30, 2021 (Inception)	—	$—	$—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	—	—	5,625,000	563	24,437	—	25,000
Sale of Units through public offering net of issuance costs	—	—	22,500,000	194,399,258	—	—	—	—	—
Excess of cash received over the fair value of the Private Placement Warrants	—	—	—	—	—	—	2,632,500	—	2,632,500
Excess of fair value of Anchor Shares sold over the purchase price	—	—	—	—	—	—	9,784,020	—	9,784,020
Settlement of Private Placement Warrant liabilities due to the transfer of these warrants to directors and officers (Note 8)	—	—	—	—	—	—	—	711,750	711,750
Accretion of Class A ordinary shares to redemption amount	—	—	—	32,862,793	—	—	(12,440,957)	(20,421,836)	(32,862,793)
Net income	—	—	—	—	—	—	—	2,352,902	2,352,902
Balance as of December 31, 2021	—	—	22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)

The accompanying notes are an integral part of these financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

STATEMENT OF CASH FLOWS FOR THE PERIOD MARCH 30, 2021 (INCEPTION) THROUGH

DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$2,352,902
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on cash held in Trust	(12,051)
Offering costs allocated to warrants	520,432
Unrealized gain on fair value changes of warrants	(3,570,000)
Changes in current assets and current liabilities:
Prepaid expenses	(773,427)
Due to related party	42,776
Accounts payable and accrued expenses	78,419
Net cash used in operating activities	(1,360,949)
Cash Flows from Investing Activities:
Investments in marketable securities	(227,250,000)
Net cash used in investing activities	(227,250,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering	220,500,000
Proceeds from private placement warrants	9,750,000
Proceeds from issuance of founder shares	25,000
Proceeds from promissory note	212,710
Payment on promissory note	(212,710)
Payment of offering costs	(632,654)
Net cash provided by financing activities	229,642,346
Net Change in Cash	1,031,397
Cash - Beginning	—
Cash-Ending	$1,031,397
Supplemental Disclosure of Non-cash Financing Activities:
Accrued offering costs	$117,000
Deferred underwriting commissions	$7,875,000
Settlement of Private Placement Warrants liability	$711,750

The accompanying notes are an integral part of these financial statements.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

Note 1 - Organization and Business Operations

Pegasus Digital Mobility Acquisition Corp. (the “Company”) is a recently formed blank check company incorporated as a Cayman Islands exempted company on March 30, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or assets (the “Business Combination”). The Company has not selected any Business Combination target.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 30, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of gains/losses on marketable securities (net), dividends and interest on cash held in Trust Account from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective by the SEC on October 21, 2021 (the “Effective Date”). On October 26, 2021, the Company consummated the IPO of 20,000,000 units at $10.00 per unit (a “Unit”), generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each whole warrant, a “Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share, subject to adjustment. The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO, the Company consummated the sale of 9,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds to the Company of $9,000,000. Depending on the extent to which the underwriters’ over-allotment option was exercised, the Sponsor agreed to purchase an additional 900,000 Private Placement Warrants.

On November 4, 2021, the underwriters partially exercised the over-allotment option and, on November 8, 2021, purchased 2,500,000 Units, generating aggregate gross proceeds of $25,000,000. On November 8, 2021, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 750,000 Private Placement Warrants, generating gross proceeds to the Company of $750,000.

For the period March 30, 2021 (inception) through December 31, 2021, transaction costs amounted to $13,124,654 consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions and $749,654 of other offering costs. Offering costs associated with the sale of the warrants was $520,432 and was expensed for the period March 30, 2021 (inception) through December 31, 2021.

Prior to the IPO, qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) expressed to the Company an interest in purchasing Units in the IPO in exchange for the Sponsor agreeing to sell the Anchor Investors Class B ordinary shares, par value $0.0001 (“Founder Shares”). Upon close of the IPO, the Anchor Investors received 1,375,000 Founder Shares (“Anchor Shares”) from the Sponsor. The fair value of the Anchor Shares was treated as an issuance cost of the offering which was allocated to the Class A ordinary shares and Public Warrants.

On November 4, 2021, the Sponsor transferred an aggregate of 843,750 Class B ordinary shares to the Company’s officers and independent directors (see Note 6). On December 6, 2021, 125,000 of the Class B ordinary shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option. All shares and per-share amounts have been retroactively restated to reflect the forfeiture of the 125,000 Class B ordinary shares.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

The initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions held in the Trust Account). However, the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will have until 15 months from the closing of the IPO to consummate the initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to an additional six months from the closing of the IPO), subject to the Sponsor contributing $0.10 per unit to the Trust Account (as defined below). The Company's shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of the amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must deposit $2,250,000  into the Trust Account on or prior to the date of the applicable deadline, for each three-month extension. The Sponsor has the option to accelerate its deposit of one or both halves of the up to $4,500,000  at any time following the closing of the IPO and prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by three or six months, as applicable.

Following the closing of the IPO on October 26, 2021, $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and portion of the sale of the Private Placement Warrants was deposited into a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of its initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO, which is extendable at the Sponsor’s option up to 21 months as describe above (the “Combination Period”) or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (c) the redemption of its public shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law.

Following the closing of the over-allotment option, on November 8, 2021, $25,250,000 ($10.10 per Unit) from the net proceeds of the sale of the over-allotment Units and a portion of the sale of the Private Placement Warrants sold simultaneously with the over-allotment Units was deposited into the Trust Account.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company will also provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of its initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then-issued and outstanding Class A ordinary shares that were sold as part of the units in the IPO, which the Company refers to collectively as its public shares, subject to the limitations described herein. If the Company has not completed its initial Business Combination within the Combination Period(subject to any extension period, as discussed above), the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then-issued and outstanding public shares, subject to applicable law and as further described herein.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”, and subsequently accreted to redemption value. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The initial shareholders, directors, officers and advisors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and public shares held by them, as applicable, in connection with the completion of the Company’s initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating the rights of holders of the Class A ordinary shares; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame) and (4) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination. Each of the Anchor Investors has entered into an investment agreement with the Company pursuant to which they have agreed that any Founder Shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial Business Combination or in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the Trust Account with respect to any Founder Shares the Anchor Investor holds in the event the Company fails to complete its initial Business Combination within the Combination Period or during any Extension Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations

Liquidity and Going Concern

As of December 31, 2021, the Company had $1,031,397 in its operating bank account, and working capital of $1,515,928.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that the financial statements were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2021, the Company had no cash equivalents.

Investments held in Trust Account

Trading securities in the Trust Account were invested in U.S. Treasury Securities and marketable securities which are reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 22,500,000 Class A ordinary shares subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the period March 30, 2021 (inception) through December 31, 2021, the Company recorded accretion of $32,862,793, $12,440,957 of which was recorded in additional paid-in capital and $20,421,836 of which was included as part of accumulated deficit.

Offering Costs associated with the Initial Public Offering

The Company complies with ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs-SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A ordinary shares or the statement of operations based on the relative value of the Class A ordinary shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, for the period from March 30, 2021 (inception) through December 31, 2021, offering costs in the aggregate of $13,124,654 were recognized, $520,432 of which was allocated to the Public Warrants and immediately expensed, and $12,604,222 was allocated to Class A ordinary shares, reducing the carrying amount of such shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480 and ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

The statement of operations includes a presentation of income (loss) per Class A redeemable public share and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 81% for the Class A redeemable public shares and

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

19% for the founder non-redeemable shares for the period March 30, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

The earnings per share presented in the statement of operations is based on the following:

For the period from
March 30, 2021
(Inception) through
December 31, 2021
Net income	$2,352,902
Accretion of temporary equity to redemption value	(32,862,793)
Net loss including accretion of temporary equity to redemption value	$(30,509,891)

	For the period from
	March 30, 2021
	(Inception) through
	December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(24,390,991)	$(6,118,900)
Allocation of accretion of temporary equity to redemption value	32,862,793	—
Allocation of net income (loss)	$8,471,802	$(6,118,900)

Denominator:
Weighted-average shares outstanding	5,324,910	5,279,783
Basic and diluted net income (loss) per share	$1.59	$(1.16)

In connection with the underwriters’ partial exercise of their over-allotment option on November 8, 2021, 625,000 Founder Shares were no longer subject to forfeiture and the Founder Shares were retroactively adjusted.

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3-Initial Public Offering

On October 26, 2021, the Company sold 20,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share, subject to adjustment.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

On November 4, 2021, the underwriters partially exercised the over-allotment option, and, on November 8, 2021, purchased 2,500,000 Units, generating aggregate gross proceeds of $25,000,000.

Note 4-Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $9,000,000 in the aggregate, in a private placement. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Sponsor, as well as its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

On November 8, 2021, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 750,000 Private Placement Warrants, generating gross proceeds to the Company of $750,000.

Offering costs associated with the sale of the Private Placement Warrants was $520,432 and was expensed for the period March 30, 2021 (inception) through December 31, 2021.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

A portion of the proceeds from the Private Placement Warrants in the amount of $2,250,000 was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are entitled to registration rights.

Note 5-Derivative Financial instruments

Warrants

On December 31, 2021, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants  will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of the initial Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of the initial Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company fails to have maintained an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis.” Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but will use the Company’s commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In the case of a cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 Class A ordinary shares per warrant. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

● in whole and not in part;

● at a price of $0.01 per warrant;

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

● in whole and not in part;

● at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined above);

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

● if, and only if, the Reference Value (as defined above under “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and

● if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding Class A ordinary shares, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such warrant had been exercised, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value for a Capped American Call on Bloomberg Financial Markets.

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC Topic 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Note 6 - Related Party Transactions

Founder Shares

On April 16, 2021, the Sponsor paid $25,000 in consideration for 5,750,000 Founder Shares. Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised.

Upon close of the IPO, the Anchor Investors received 1,375,000 Founder Shares from the Sponsor.

On November 4, 2021, the Sponsor transferred an aggregate of 843,750 Class B ordinary shares to the Company’s officers and independent directors.

On December 6, 2021, 125,000 of the Class B ordinary shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option.

All shares and per-share amounts have been retroactively restated to reflect the forfeiture of the 125,000 Class B ordinary shares.

Promissory Note-Related Party

On April 16, 2021, the Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company borrowed $212,710 under the $300,000 promissory note with its Sponsor, which was fully

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

repaid on October 26, 2021.The loan was non-interest bearing, unsecured and was due at the earlier of April 30, 2022 and the closing of the IPO.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the Company’s IPO and terminates upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2021, the Company accrued $32,139 under the Administrative Services Agreement as due to related party. The $32,138 administrative expense incurred for the period from March 30, 2021 (Inception) through December 31, 2021 has been included in formation and operating costs in the statement of operations.

Payables to Related Parties

The Company had a payable of $10,637 to an affiliate for amounts it paid for legal fees on behalf of the Company.

Note 7 - Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed in connection with the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 units to cover over-allotments, if any.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

On October 26, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,000,000. Additionally, the underwriters will be entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO totaling $7,000,000 upon the completion of the Company’s initial Business Combination.

On November 4, 2021, the underwriters partially exercised the over-allotment option and, on November 8, 2021, purchased 2,500,000 Units, generating aggregate gross proceeds of $25,000,000, and the Company incurred $500,000 in cash underwriting discounts and $875,000 in deferred underwriting commissions.

Note 8 – Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 22,500,000 Class A ordinary shares issued and outstanding, including 22,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheet.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. Upon the closing of the IPO on October 26, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company's issued and outstanding ordinary shares after the IPO. Simultaneously with the closing of the IPO, the Sponsor transferred 1,375,000 Class B ordinary shares to the Anchor Investors. On November 4, 2021, the Sponsor sold an aggregate of 843,750 Class B ordinary shares at a price of $0.004 per share and transferred 975,000 Private Placement Warrants to the Company’s officers and independent directors.

On December 6, 2021, 125,000 of the Class B ordinary shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option.

As of December 31, 2021, there were 5,625,000 Class B ordinary shares issued and outstanding.

The sales or transfers of the Class B ordinary shares and Private Placement Warrants to the Company’s officers and independent directors, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation”. Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. These Private Placement Warrants, which have originally been recorded as a derivative liability, have been settled on the November 4, 2021 grant date. The settlement of the $711,750 derivative liability was recorded in accumulated deficit in the accompanying balance sheet.

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of December 31, 2021, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of December 31, 2021 was $6,719,250.

The Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each ordinary share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that, prior to the initial Business Combination, holders of the Class B ordinary shares will have the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

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

Note 9 - Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account
– Money Market Funds	$112,628,152	$112,628,152
– US Treasuries	114,633,899	114,633,899	—	—
Total Assets	$227,262,051	$227,262,051	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$6,300,000	$6,300,000	$—	$—
Warrant liabilities – Private Placement Warrants	4,748,250	—	—	4,748,250
Total Liabilities	$11,048,250	$6,300,000	$—	$4,748,250

Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period.  The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of December 31, 2021 was $6,300,000, which was determined based on the then-trading price. The Private Placement Warrants were valued with Level 3 fair value measurement inputs as of December 31, 2021.

The Public Warrants are publicly traded and as such are classified as Level 1 and no longer require a valuation. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a binomial model are assumptions related to expected stock-price volatility, expected term, dividend yield and risk-free interest rate.  The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining term of the Private Placement Warrants. The expected term of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our liabilities classified as Level 3:

Warrant Liability
Fair value at March 30, 2021 (inception)	$—
Initial classification of Public Warrant and Private Placement Warrant liability at October 26, 2021	15,330,000
Transfer of Public Warrant liability to Level 1	(6,300,000)
Settlement of Private Placement Warrant liabilities due to the transfer of these warrants to directors and officers (Note 8)	(711,750)
Change in fair value	(3,570,000)
Fair Value at December 31, 2021	$4,748,250

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2021

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and October 26, 2021 (date of IPO):

Inputs	December 31, 2021	October 26, 2021
Exercise price	$11.50	$11.50
Stock price	$9.81	$9.64
Volatility	11.0%	13.7%
Expected term of the warrants	5 years	5 years
Risk-free rate	1.23%	1.2%
Dividend yield	0.0%	0.0%

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.