Form 10-Q
period 2022-03-31
Pegasus Digital Mobility Acquisition Corp.
filed 2022-05-16
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40945

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1596591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

260 Mason Street Greenwich, CT	06830
(Address Of Principal Executive Offices)	(Zip Code)

+1 (345) 769-4900

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	PGSS.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	PGSS	New York Stock Exchange
Redeemable Warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	PGSS.WS	New York Stock Exchange

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

As of May 16, 2022, the registrant had 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	3
	Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from March 30, 2021 (inception) through March 31, 2021 (unaudited)	4
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2022 (unaudited) and for the period from March 30, 2021 (inception) through March 31, 2021 (unaudited)	5
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from March 30, 2021 (inception) through March 31, 2021 (unaudited)	6
	Notes to Interim Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash	$924,118	$1,031,397
Prepaid expenses – current	585,803	722,726
Total Current Assets	1,509,921	1,754,123
Non-current assets
Marketable Securities held in Trust Account	227,303,571	227,262,051
Prepaid expenses – non-current	—	50,701
Total Non-current Assets	227,303,571	227,312,752
Total Assets	$228,813,492	$229,066,875

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$159,344	$193,300
Accounts payable	197,003	2,119
Due to related party	87,279	42,776
Total Current Liabilities	443,626	238,195
Non-Current liabilities
Warrant liabilities	10,012,500	11,048,250
Deferred underwriting commissions	7,875,000	7,875,000
Total Non-current Liabilities	17,887,500	18,923,250
Total Liabilities	18,331,126	19,161,445

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 22,500,000 shares issued and outstanding at redemption value	227,303,571	227,262,051

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563	563
Additional paid-in capital	—	—
Accumulated deficit	(16,821,768)	(17,357,184)
Total Shareholders’ Deficit	(16,821,205)	(17,356,621)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$228,813,492	$229,066,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

		For the Period
		from March 30,
	For the Three	2021 (inception)
	Months Ended	Through March
	March 31, 2022	31, 2021
	(unaudited)	(unaudited)
Listing expense	$21,250	$—
Administrative expense	53,893	—
Legal and accounting expense	246,958	—
Insurance expense	178,233	—
Loss from operations	(500,334)	—

Other income:
Unrealized gain on fair value changes of warrants	1,035,750	—
Gain on marketable securities (net), dividends and interest on cash held in Trust Account	41,520	—
Other income, net	1,077,270	—
Net income	$576,936	$—

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	22,500,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$—
Weighted average shares outstanding, Class B ordinary shares	5,625,000	—
Basic and diluted net income per share, Class B ordinary shares	$0.02	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)
Accretion of Class A ordinary shares to redemption value	—	41,520	—	—	—	(41,520)	(41,520)
Net income	—	—	—	—	—	576,936	576,936
Balance - March 31, 2022 (unaudited)	22,500,000	$227,303,571	5,625,000	$563	$—	$(16,821,768)	$(16,821,205)

Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 30, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—
Balance - March 31, 2021 (unaudited)	—	$—	—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from March 30,
	For the Three	2021 (inception)
	Months Ended	Through
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income	$576,936	$—
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on cash held in Trust Account	(41,520)	—
Unrealized gain on fair value changes of warrants	(1,035,750)	—
Changes in operating assets and liabilities:
Prepaid expenses	187,624	—
Accounts payable	194,884	—
Accrued expenses	(33,956)
Due to related party	44,503	—
Net cash used in operating activities	(107,279)	—

Net Change in Cash	(107,279)	—
Cash – Beginning	1,031,397	—
Cash – Ending	$924,118	$—

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$41,520	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company's formation and the initial public offering (the “IPO”), and, since the completion of the IPO, a search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company's sponsor is Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company (the "Sponsor").

Financing

The registration statement for the Company’s IPO was declared effective on October 21, 2021. On October 26, 2021, the Company consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”), generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant (each whole warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment. The Company granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 3,000,000 Units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO, the Company consummated the sale of 9,000,000 warrants (the "Private Placement Warrants"), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds to the Company of $9,000,000. Depending on the extent to which the underwriters’ over-allotment option was exercised, the Sponsor agreed to purchase an additional 900,000 Private Placement Warrants.

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

Transaction costs related to the consummation of the IPO on October 26, 2021 amounted to $13,124,654 consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions, and $749,654 of other offering costs.

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

On November 4, 2021, the Sponsor transferred an aggregate of 843,750 Founder Shares to the Company’s officers and independent directors (see Note 6). On December 6, 2021, 125,000 of the Founder Shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option. All shares and per-share amounts have been retroactively restated to reflect the forfeiture of the 125,000 Founder Shares.

Trust Account

Following the closing of the IPO on October 26, 2021, and the underwriters’ partial exercise of the over-allotment option on November 8, 2021, $227,250,000 ($10.10 per Unit) from the net proceeds from the sale of the Units in the IPO and a portion of the net proceeds from the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) and is, and will be, invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released to the Company from the Trust Account until the earliest to occur of: (a) the completion of its initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO, which is extendable at the Sponsor’s option up to 21 months as described below (the “Combination Period”) or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (c) the redemption of its public shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law.

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” and subsequently accreted to redemption value.

The initial shareholders, directors, officers and advisors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and public shares held by them, as applicable, in connection with the completion of the Company’s initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating the rights of holders of the Class A ordinary shares; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame) and (iv) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination. Each of the Anchor Investors has entered into an investment agreement with the Company pursuant to which they have agreed that any Founder Shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial Business Combination or in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the Trust Account with respect to any Founder Shares the Anchor Investor holds in the event the Company fails to complete its initial Business Combination within the Combination Period or during any Extension Period.

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

Liquidity and Going Concern

As of March 31, 2022 and December 31, 2021, the Company had $924,118 and $1,031,397 of cash, respectively, and working capital of $1,066,295 and $1,515,928, respectively.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans (as defined below) as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

Investments held in Trust Account

Trading securities in the Trust Account were invested in U.S. Treasury Securities and marketable securities which are reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 22,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Offering Costs associated with the Initial Public Offering

The Company complies with ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs-SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A ordinary shares or the statements of operations based on the relative value of the Class A ordinary shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheets.

Net Income per Ordinary Share

The statements of operations includes a presentation of income per Class A redeemable public share and income per founder non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income allocable to both sets of shares. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable public shares and 20% for the founder non-redeemable shares for the three months ended March 31, 2022, reflective of the respective participation rights. The Company had no income or shares issued and outstanding for the period from March 30, 2021 (inception) through March 31, 2021.

The earnings per share presented in the statements of operations is based on the following:

Three Months Ended
March 31, 2022
Net income	$576,936
Accretion of temporary equity to redemption value	(41,520)
Net income including accretion of temporary equity to redemption value	$535,416

	Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$428,333	$107,083
Allocation of accretion of temporary equity to redeemable shares	41,520	—
Allocation of net income	$469,853	$107,083

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.02	$0.02

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)" (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, or January 1, 2024 for smaller reporting companies as defined in Item 10(f)(1) of Regulation S-K, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Note 3 - Initial Public Offering

On October 26, 2021, the Company sold 20,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share, subject to adjustment.

On November 4, 2021, the underwriters partially exercised the over-allotment option and, on November 8, 2021, purchased 2,500,000 Units for an aggregate amount of $25,000,000.

Note 4 - Private Placement

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

Note 5-Derivative Financial instruments

Warrants

On March 31, 2022 and December 31, 2021, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the "Reference Value") equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the "fair market value" of our Class A ordinary shares (as defined above);
●	if, and only if, the Reference Value (as defined above under "—Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $18.00") equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and
●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

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

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity.” Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC Topic 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Note 6 - Related Party Transactions

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the date that securities of the Company were first listed on the New York Stock Exchange, October 22, 2021. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, the Company accrued $74,139 and $32,139, respectively, under the Administrative Services Agreement as due to related party. The $42,000 incurred for the three months ended March 31, 2022 has been included in administrative expense in the statements of operations.

Payables to Related Parties

As of March 31, 2022 and December 31, 2021, the Company had a payable of $13,140 and $10,637, respectively, to an affiliate for amounts it paid for legal fees on behalf of the Company.

Founder Shares

On April 16, 2021, the Sponsor paid $25,000 in consideration for 5,750,000 Founder Shares. Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised.

Upon close of the IPO, the Anchor Investors received 1,375,000 Founder Shares from the Sponsor.

On November 4, 2021, the Sponsor transferred an aggregate of 843,750 Founder Shares to the Company’s officers and independent directors (see Note 8).

On December 6, 2021, 125,000 of the Founder Shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option.

Promissory Note

On April 16, 2021, the Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company borrowed $212,710 under the $300,000 promissory note with its Sponsor. The loan was non-interest bearing, unsecured and was due at the earlier of April 30, 2022 and the closing of the IPO. The loan was fully repaid on October 26, 2021.

Note 7 - Commitments and Contingencies

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

Note 8 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 22,500,000 Class A ordinary shares issued and outstanding, including 22,500,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets.

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

As of March 31, 2022 and December 31, 2021, there were 5,625,000 Class B ordinary shares issued and outstanding.

The sales or transfers of the Class B ordinary shares and Private Placement Warrants to the Company’s officers and independent directors, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation”. Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. These Private Placement Warrants, which have originally been recorded as a derivative liability, have been settled on the November 4, 2021 grant date. The settlement of the $711,750 derivative liability was recorded in accumulated deficit in the accompanying balance sheets as of December 31, 2021.

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of March 31, 2022, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of March 31, 2022 was $6,719,250.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one- for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the IPO plus all Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt.

Note 9 – Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active;
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account
-Money Market Funds	$112,630,710	$112,630,710	$—	$—
-US Treasuries	114,672,861	114,672,861	—	—
Total Assets	$227,303,571	$227,303,571	$—	$—
Liabilities:
Warrant liabilities - Public Warrants	$5,625,000	$5,625,000	$—	$—
Warrant liabilities - Private Placement Warrants	4,387,500	—	4,387,500	—
Total Liabilities	$10,012,500	$5,625,000	$4,387,500	$—

		Quoted Prices in		Significant Other		Significant Other
		Active Markets		Observable Inputs		Unobservable Inputs
	December 31, 2021	(Level 1)		(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account
-Money Market Funds	$112,628,152	$112,628,152	$		$
-US Treasuries	114,633,899	114,633,899		—		—
Total Assets	$227,262,051	$227,262,051		$—		$—
Liabilities:
Warrant liabilities - Public Warrants	$6,300,000	$6,300,000		$—		$—
Warrant liabilities - Private Placement Warrants	4,748,250	—		—		4,748,250
Total Liabilities	$11,048,250	$6,300,000		$—		$4,748,250

Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period.

The Public Warrants are publicly traded and as such are classified as Level 1 and no longer require a valuation. Inherent in a binomial model are assumptions related to expected stock-price volatility, expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining term of the Private Placement Warrants. The expected term of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the three months ended March 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

The following table presents the changes in the fair value of our liabilities classified as Level 3 as of March 31, 2022 and December 31, 2021:

Warrant
Liability
Fair value at March 30, 2021 (inception)	$—
Initial classification of Public Warrant and Private Placement Warrant liability at October 26, 2021	15,330,000
Transfer of Public Warrant liability to Level 1	(6,300,000)
Settlement of Private Placement Warrant liabilities due to the transfer of these warrants to directors and officers (Note 8)	(711,750)
Change in fair value	(3,570,000)
Derivative warrant liabilities as of December 31, 2021	$4,748,250
Transfer of Private Placement Warrant liability to Level 2	(4,387,500)
Change in fair value	(360,750)
Derivative warrant liabilities as of March 31, 2022	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Private Placement Warrants
	March 31, 2022		December 31, 2021
Input
Exercise price	$11.50		$11.50
Stock price	$9.88		$9.81
Volatility	8.0%		11.0%
Expected term of the warrants	5	years	5	years
Risk-free rate	2.41%		1.23%
Dividend yield	0.0%		0.0%

Note 10 - Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” of this Quarterly Report and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 30, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (a “business combination”). We have not selected any business combination target, and we have not entered into any definitive agreement to effect a business combination with any target. We intend to effectuate our initial business combination using cash from the net proceeds of our initial public offering (the “initial public offering”) and the private placement of the private placement warrants (as defined below), our shares, debt or a combination of cash, equity and debt.

Pursuant to our amended and restated memorandum and articles of association, if we have not completed our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months) from the closing of our initial public offering, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (as defined below), including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As indicated in the financial statements, as of March 31, 2022, we had cash of $924,118. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from March 30, 2021 (Inception) through March 31, 2022 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

For the three months ended March 31, 2022, we had net income of $576,936, which consisted of listing expenses of $21,250, administrative expenses of $53,893, legal and accounting expenses of $246,958, and insurance expense of $178,233, offset by an unrealized gain on fair value changes of warrants of $1,035,750 and the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $41,520. For the period from March 30, 2021 (inception) through March 31, 2021, the Company had no income.

Liquidity, Capital Resources and Going Concern

As of March 31 2022, we had $924,118 in cash held outside of the Trust Account and working capital of $1,066,295.

Following our initial public offering and the sale of warrants in a private placement (the “private placement warrants”) to the sponsor, a total of $227,250,000 was placed in the Trust Account.

For the three months ended March 31, 2022, net cash used in operating activities was $107,279. Net income of $576,936 was adjusted by gains on marketable securities (net), dividends and interest on cash held in Trust Account of $41,520, $1,035,750 unrealized gain on fair value change in warrants, and $393,055 changes in operating assets and liabilities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $227,303,571 (including $41,520 of gains on marketable securities (net)) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2022, we had cash of $924,118 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements accompanying this Quarterly Report are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of March 31, 2022, we did not have any outstanding working capital loans.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

The public warrants are publicly traded and as such are classified as Level 1 and no longer require a valuation. The Company transferred the private placement warrants from Level 3 to Level 2 during the three months ended March 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the public warrants.

Recent Accounting Pronouncements

See Note 2 to the financial statements required by Item 1 of this Quarterly Report on Form 10-Q.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the date of the first sale of securities in our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below.

Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany, and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and oligarchs, and the freezing of Russian assets. The sanctions include a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT”, the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, including but not limited to, the financial, energy, metals and mining, engineering, and defense and defense-related materials sectors. Such actions also may result in the decline of the value and liquidity of Russian securities and a weakening of the ruble. In response to sanctions, the Russian Central Bank raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. Such actions could, for example, include restricting gas exports to other countries, seizure of U.S. and European residents’ assets, or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby potential business combination targets.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially and adversely affect our ability to negotiate and complete our initial business combination and may materially increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report or incorporated herein by reference.

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

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2022	Pegasus Digital Mobility Acquisition Corp.

	By:	/s/ Dr. Sir Ralf Speth
	Name:	Dr. Sir Ralf Speth
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Dated: May 16, 2022	By:	/s/ F. Jeremey Mistry
	Name:	F. Jeremey Mistry
	Title:	Chief Financial Officer and Secretary