Form 10-Q
period 2022-06-30
Pegasus Digital Mobility Acquisition Corp.
filed 2022-08-15
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the registrant had 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	3
	Condensed Statements of Operations for the three and six months ended June 30, 2022 (unaudited), for the three months ended June 30, 2021 (unaudited), and for the period from March 30, 2021 (inception) through June 30, 2021 (unaudited)	4
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2022 (unaudited), for the three months ended June 30, 2021, and for the period from March 30, 2021 (inception) through June 30, 2021 (unaudited)	5
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and for the period from March 30, 2021 (inception) through June 30, 2021 (unaudited)	6
	Notes to Interim Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash	$586,460	$1,031,397
Prepaid expenses – current	448,498	722,726
Total Current Assets	1,034,958	1,754,123
Non-current assets
Marketable Securities held in Trust Account	227,541,887	227,262,051
Prepaid expenses – non-current	—	50,701
Total Non-current Assets	227,541,887	227,312,752
Total Assets	$228,576,845	$229,066,875

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$201,787	$2,119
Accrued expenses	10,081	193,300
Due to related party	116,139	42,776
Total Current Liabilities	328,007	238,195
Non-current liabilities
Warrant liabilities	8,410,500	11,048,250
Deferred underwriting commissions	7,875,000	7,875,000
Total Non-current Liabilities	16,285,500	18,923,250
Total Liabilities	16,613,507	19,161,445

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 22,500,000 shares issued and outstanding at redemption value	227,541,887	227,262,051

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563	563
Additional paid-in capital	—	—
Accumulated deficit	(15,579,112)	(17,357,184)
Total Shareholders’ Deficit	(15,578,549)	(17,356,621)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$228,576,845	$229,066,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from March 30,
	For the Three	For the Three	For the Six	2021 (inception)
	Months Ended	Months Ended	Months Ended	Through June
	June 30, 2022	June 30, 2021	June 30, 2022	30, 2021
Listing fee amortization expense	$21,250	$—	$42,500	$—
Administrative expense	94,387	—	148,280	—
Legal and accounting expense	65,473	—	312,431	—
Insurance expense	178,233	—	356,467	—
Formation costs	—	9,808	—	9,808
Operating expenses	359,343	9,808	859,678	9,808
Loss from operations	(359,343)	(9,808)	(859,678)	(9,808)

Other income:
Unrealized gain on fair value changes of warrants	1,602,000	—	2,637,750	—
Interest earned on marketable securities held in Trust Account	78,025	—	80,201	—
Gain on marketable securities, dividends and interest on cash held in Trust Account	160,290	—	199,635	—
Other income	1,840,315	—	2,917,586	—
Net income (loss)	$1,480,972	$(9,808)	$2,057,908	$(9,808)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	22,500,000	—	22,500,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$—	$0.08	$—
Weighted average shares outstanding, Class B ordinary shares	5,625,000	5,625,000	5,625,000	5,625,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.00)	$0.06	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)
Accretion of Class A ordinary shares to redemption value	—	41,520	—	—	—	(41,520)	(41,520)
Net income	—	—	—	—	—	576,936	576,936
Balance - March 31, 2022	22,500,000	227,303,571	5,625,000	563	—	(16,821,768)	(16,821,205)
Accretion of Class A ordinary shares to redemption value	—	238,316	—	—	—	(238,316)	(238,316)
Net income	—	—	—	—	—	1,480,972	1,480,972
Balance - June 30, 2022	22,500,000	$227,541,887	5,625,000	$563	$—	$(15,579,112)	$(15,578,549)

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 30, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—
Balance - March 31, 2021	—	—	—	—	—	—	—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(9,808)	(9,808)
Balance - June 30, 2021	—	$—	5,750,000	$575	$24,425	$(9,808)	$15,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March 30,
	For the Six	2021 (inception)
	Months Ended	Through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,057,908	$(9,808)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by the Sponsor for issuance of Class B ordinary shares	—	6,808
Interest earned on marketable securities held in Trust Account	(80,201)	—
Gain on marketable securities, dividends and interest on cash held in Trust Account	(199,635)	—
Unrealized gain on fair value changes of warrants	(2,637,750)	—
Changes in operating assets and liabilities:
Prepaid expenses	324,929	—
Accounts payable	199,668	—
Accrued expenses	(183,219)	3,000
Due to related party	73,363	—
Net cash used in operating activities	(444,937)	—

Cash flow from investing activities:
Proceeds from redemption of treasury securities	114,682,000	—
Payment for purchase of treasury securities	(114,682,000)	—
Net cash used in investing activities	—	—

Net Change in Cash	(444,937)	—
Cash - Beginning	1,031,397	—
Cash - Ending	$586,460	$—

Non-Cash Investing and Financing Activities:
Deferred offering costs paid by the Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,192
Deferred offering costs paid by the Sponsor under unsecured promissory note	$—	$176,319
Accretion of Class A ordinary shares subject to possible redemption	$279,836	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), and, since the completion of the IPO, a search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Prior to the IPO, qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) expressed to the Company an interest in purchasing Units in the IPO in exchange for the Sponsor agreeing to sell the Anchor Investors Class B ordinary shares, par value $0.0001 (“Founder Shares”). Upon the closing of the IPO, the Anchor Investors received 1,375,000 Founder Shares (“Anchor Shares”) from the Sponsor. The fair value of the Anchor Shares was treated as an issuance cost of the offering which was allocated to the Class A ordinary shares and Public Warrants.

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

Trust Account

Following the closing of the IPO on October 26, 2021, and the underwriters’ partial exercise of the over-allotment option on November 8, 2021, $227,250,000 ($10.10 per Unit) from the net proceeds from the sale of the Units in the IPO and a portion of the net proceeds from the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) and is, and will be, invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released to the Company from the Trust Account until the earliest to occur of: (a) the completion of its initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO, which is extendable at the Sponsor’s option up to 21 months as described below (the “Combination Period”) or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (c) the redemption of its public shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law.

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

The Company will have until 15 months from the closing of the IPO to consummate the initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to an additional six months from the closing of the IPO), subject to the Sponsor contributing $0.10 per unit to the Trust Account. The Company’s shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of the amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must deposit $2,250,000 into the Trust Account on or prior to the date of the applicable deadline, for each three-month extension. The Sponsor has the option to accelerate its deposit of one or both halves of the up to $4,500,000 at any time following the closing of the IPO and prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by three or six months, as applicable.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $586,460 of cash and working capital of $706,951.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans (as defined below) as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic, the Russia-Ukraine war, and macroeconomic conditions and their effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on market conditions, along with the ongoing conflict between Russia and Ukraine, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The ongoing conflict in Ukraine—along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

Investments held in Trust Account

Trading securities in the Trust Account were invested in U.S. Treasury Securities and marketable securities which are presented on the condensed balance sheets at fair value at the end of each reporting period. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the investments held in the Trust Account are determined using quoted market prices in active markets.

Share Based Compensation

The Company accounts for the transfer of Founder Shares to the Company’s Officers and Independent Directors in accordance with ASC Topic 718, “Compensation-Stock Compensation”. The awards have a performance condition that requires the consummation of an initial business combination to fully vest. As the performance condition is not probable, and will likely not become probable until the consummation of an initial business combination, the Company will defer recognition of the compensation costs until the consummation of an initial business combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 22,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC Topic 480 and ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheets. As of June 30, 2022, the Company does not have, and does not expect to have, unrecognized tax benefits over the next twelve months.

Net Income (Loss) per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per founder non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable public shares and 20% for the founder non-redeemable shares for the three and six months ended June 30, 2022, reflective of the respective participation rights. For the three months ended June 30, 2021 and for the period from March 30, 2021 (inception) through June 30, 2021, net loss per ordinary share was calculated by dividing the net loss by the number of Class B ordinary shares, as Class B ordinary shares comprised 100% of the outstanding shares as of June 30, 2021.

The earnings per share presented in the statements of operations for the three months ended June 30, 2022 is based on the following:

Three Months Ended
June 30, 2022
Net income	$1,480,972
Accretion of temporary equity to redemption value	(238,316)
Net income including accretion of temporary equity to redemption value	$1,242,656

	Three Months Ended
	June 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$994,124	$248,532
Allocation of accretion of temporary equity to redeemable shares	238,316	—
Allocation of net income	$1,232,440	$248,532

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.05	$0.04

The earnings per share presented in the statements of operations for the six months ended June 30, 2022 is based on the following:

Six Months Ended
June 30, 2022
Net income	$2,057,908
Accretion of temporary equity to redemption value	(279,836)
Net income including accretion of temporary equity to redemption value	$1,778,072

	Six Months Ended
	June 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$1,422,457	$355,615
Allocation of accretion of temporary equity to redeemable shares	279,836	—
Allocation of net income	$1,702,293	$355,615

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.08	$0.06

The earnings per share presented in the statement of operations for the three months ended June 30, 2021 and for the period from March 30, 2021 (inception) through June 30, 2021 is based on the following:

		For the Period From
		March 30, 2021 (Inception)
	Three Months Ended	Through
	June 30, 2021	June 30, 2021
Net loss	$(9,808)	$(9,808)
Weighted average Class B ordinary shares outstanding	5,625,000	5,625,000
Basic and diluted net income per share	$(0.00)	$(0.00)

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, or January 1, 2024 for smaller reporting companies as defined in Item 10(f)(1) of Regulation S-K, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Note 3 - Initial Public Offering

On October 26, 2021, the Company sold 20,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

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

Note 5-Derivative Financial instruments

Warrants

On June 30, 2022 and December 31, 2021, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price (as described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity.” Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC Topic 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Note 6 - Related Party Transactions

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2022 and December 31, 2021, the Company had no Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the date that securities of the Company were first listed on the New York Stock Exchange, October 22, 2021. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021, the Company accrued $116,139 and $32,139, respectively, under the Administrative Services Agreement as due to related party. The $42,000 and $84,000 incurred for the three and six months ended June 30, 2022, respectively, have been included in administrative expense in the statements of operations.

Payables to Related Parties

The due to related party balance in 2021 consisted of administrative fees incurred, but not yet paid, through December 31, 2021 and a legal fee payment made by an affiliate on behalf of the Company. The due to related party balance in 2022 consists solely of administrative fees incurred through June 30, 2022 as the Company repaid the Sponsor for the amounts paid on its behalf. As of June 30, 2022 and December 31, 2021, the Company had a due to related party payable of $116,139 and $42,776, respectively, of which $0 and $10,637, respectively, were related to amounts owed to the affiliate for legal fees paid on behalf of the Company.

Founder Shares

On April 16, 2021, the Sponsor paid $25,000 in consideration for 5,750,000 Founder Shares. Up to 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised.

Upon the closing of the IPO, the Anchor Investors received 1,375,000 Founder Shares from the Sponsor.

On November 4, 2021, the Sponsor transferred an aggregate of 843,750 Founder Shares to the Company’s officers and independent directors (see Note 8).

On December 6, 2021, 125,000 of the Founder Shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option.

Promissory Note

On April 16, 2021, the Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company borrowed $212,710 under the $300,000 promissory note with its Sponsor. The loan was non-interest bearing, unsecured and was due at the earlier of April 30, 2022 and the closing of the IPO. The loan was fully repaid on October 26, 2021 and the Company is not able to borrow additional amounts under the promissory note since the date of repayment.

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

Note 8 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 22,500,000 Class A ordinary shares issued and outstanding, including 22,500,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. Upon the closing of the IPO on October 26, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. Simultaneously with the closing of the IPO, the Sponsor transferred 1,375,000 Class B ordinary shares to the

Anchor Investors. On November 4, 2021, the Sponsor sold an aggregate of 843,750 Class B ordinary shares at a price of $0.004 per share and transferred 975,000 Private Placement Warrants to the Company’s officers and independent directors.

On December 6, 2021, 125,000 of the Class B ordinary shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option.

As of June 30, 2022 and December 31, 2021, there were 5,625,000 Class B ordinary shares issued and outstanding.

The sales or transfers of the Class B ordinary shares and Private Placement Warrants to the Company’s officers and independent directors, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation.” Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Private Placement Warrants, which were recorded as a derivative liability, have been settled on the grant date, November 4, 2021. The settlement of the $711,750 derivative liability was recorded in accumulated deficit in the accompanying balance sheet as of December 31, 2021.

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of June 30, 2022, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of June 30, 2022 was $6,719,250.

The Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each ordinary share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that, prior to the initial Business Combination, holders of the Class B ordinary shares will have the right to appoint all of the Company’s directors and remove directors for any reason, and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account
-Money Market Funds	$112,708,762	$112,708,762	$—	$—
-US Treasuries	114,833,125	114,833,125	—	—
Total Assets	$227,541,887	$227,541,887	$—	$—
Liabilities:
Warrant liabilities - Public Warrants	$4,725,000	$4,725,000	$—	$—
Warrant liabilities - Private Placement Warrants	3,685,500	—	3,685,500	—
Total Liabilities	$8,410,500	$4,725,000	$3,685,500	$—

		Quoted Prices in		Significant Other		Significant Other
		Active Markets		Observable Inputs		Unobservable Inputs
	December 31, 2021	(Level 1)		(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account
-Money Market Funds	$112,628,152	$112,628,152	$		$
-US Treasuries	114,633,899	114,633,899		—		—
Total Assets	$227,262,051	$227,262,051		$—		$—
Liabilities:
Warrant liabilities - Public Warrants	$6,300,000	$6,300,000		$—		$—
Warrant liabilities - Private Placement Warrants	4,748,250	—		—		4,748,250
Total Liabilities	$11,048,250	$6,300,000		$—		$4,748,250

Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period.

The Public Warrants are publicly traded and as such are classified as Level 1 and no longer require a valuation. Inherent in a binomial model are assumptions related to expected stock-price volatility, expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining term of the Private Placement Warrants. The expected term of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the six months ended June 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

The following table presents the changes in the fair value of our liabilities classified as Level 3 as of June 30, 2022 and December 31, 2021:

Warrant
Liability
Fair value at March 30, 2021 (inception)	$—
Initial classification of Public Warrant and Private Placement Warrant liabilities at October 26, 2021	15,330,000
Transfer of Public Warrant liabilities to Level 1	(6,300,000)
Settlement of Private Placement Warrant liabilities due to the transfer of these warrants to directors and officers (Note 8)	(711,750)
Change in fair value	(3,570,000)
Derivative warrant liabilities as of December 31, 2021	$4,748,250
Transfer of Private Placement Warrant liability to Level 2	(4,387,500)
Change in fair value	(360,750)
Derivative warrant liabilities as of March 31, 2022	$—
Change in fair value	—
Derivative warrant liabilities as of June 30, 2022	$—

The following table presents information about the Company’s liabilities classified as Level 3 that were measured at fair value on a recurring basis as of December 31, 2021:

	Private Placement Warrants
	December 31, 2021
Input
Exercise price	$11.50
Stock price	$9.81
Volatility	11.0%
Expected term of the warrants	5	years
Risk-free rate	1.23%
Dividend yield	0.0%

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the financial statements, as of June 30, 2022, we had cash of $586,460. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from March 30, 2021 (Inception) through June 30, 2022 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

For the three months ended June 30, 2022, we had net income of $1,480,972, which consisted of listing expenses of $21,250, administrative expenses of $94,387, legal and accounting expenses of $65,473, and insurance expense of $178,233, offset by an unrealized gain on fair value changes of warrants of $1,602,000, interest earned on marketable securities held in Trust Account of $78,025, and the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $160,290. For the three months ended June 30, 2021, the Company had a net loss of $9,808, which consisted solely of formation costs.

For the six months ended June 30, 2022, we had net income of $2,057,908, which consisted of listing expenses of $42,500, administrative expenses of $148,280, legal and accounting expenses of $312,431, and insurance expense of $356,467, offset by an unrealized gain on fair value changes of warrants of $2,637,750, interest earned on marketable securities held in Trust Account of $80,201, and the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $199,635. For the period from March 30, 2021 (inception) through June 30, 2021, the Company had a net loss of $9,808, which consisted solely of formation costs.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, we had $586,460 in cash held outside of the Trust Account and working capital of $706,951.

Following our initial public offering and the sale of warrants in a private placement (the “private placement warrants”) to the Sponsor, a total of $227,250,000 was placed in the Trust Account.

For the six months ended June 30, 2022, net cash used in operating activities was $444,937. Net income of $2,057,908 was adjusted by interest earned on marketable securities held in Trust Account of $80,201, gains on marketable securities (net), dividends and interest on cash held in Trust Account of $199,635, $2,637,750 unrealized gain on fair value change in warrants, and $414,741 changes in operating assets and liabilities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $227,541,887 (including $291,887 of interest and gains on marketable securities (net) from October 21, 2021 through June 30, 2022) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of June 30, 2022, we had cash of $586,460 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. As of June 30, 2022, we did not have any outstanding working capital loans.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any additional critical accounting estimates that were not disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the financial statements required by Item 1 of this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On October 26, 2021, we consummated our initial public offering of 20,000,000 units (“units”), and, on November 8, 2021, we consummated the sale of 2,500,000 units as a result of the underwriters’ partial exercise of their over-allotment option. Each unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one of our Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $225,000,000. Barclays Capital Inc. served as the sole book-running manager for the initial public offering, and EarlyBirdCapital, Inc., Ladenburg Thalmann & Co. Inc. and Northland Securities, Inc. served as co-managers for the initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-259860). The registration statement became effective on October 21, 2021.

Following our initial public offering and the sale of the private placement warrants, a total of $227,250,000 of the net proceeds from the sale of the units and private placement warrants was deposited in the Trust Account. Transaction costs related to the consummation of the initial public offering amounted to approximately $13,124,654, consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions, and $749,654 of other offering costs. In addition, as of June 30, 2022, $586,460 of cash was held outside of the Trust Account and was available for working capital purposes.

For a description of the use of the net proceeds from our initial public offering, see Part I, Item 2 of this Quarterly Report.

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

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Dated: August 15, 2022	Pegasus Digital Mobility Acquisition Corp.

	By:	/s/ Dr. Sir Ralf Speth
	Name:	Dr. Sir Ralf Speth
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Dated: August 15, 2022	By:	/s/ F. Jeremey Mistry
	Name:	F. Jeremey Mistry
	Title:	Chief Financial Officer and Secretary