Form 10-Q
period 2022-09-30
Pegasus Digital Mobility Acquisition Corp.
filed 2022-11-14
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets as of September 30, 2022 and December 31, 2021 (audited)	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from March 30, 2021 (inception) through September 30, 2021	4
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from March 30, 2021 (inception) through September 30, 2021	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 30, 2021 (inception) through September 30, 2021	6
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash	$501,294	$1,031,397
Prepaid expenses – current	249,014	722,726
Total Current Assets	750,308	1,754,123
Non-current assets
Marketable securities held in Trust Account	228,489,526	227,262,051
Prepaid expenses – non-current	—	50,701
Total Non-current Assets	228,489,526	227,312,752
Total Assets	$229,239,834	$229,066,875

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$202,151	$2,119
Accrued expenses	6,594	193,300
Due to related party	158,139	42,776
Total Current Liabilities	366,884	238,195
Non-current liabilities
Warrant liabilities	4,205,250	11,048,250
Deferred underwriting commissions	7,875,000	7,875,000
Total Non-current Liabilities	12,080,250	18,923,250
Total Liabilities	12,447,134	19,161,445

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 22,500,000 shares issued and outstanding at redemption value	228,489,526	227,262,051

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563	563
Additional paid-in capital	—	—
Accumulated deficit	(11,697,389)	(17,357,184)
Total Shareholders’ Deficit	(11,696,826)	(17,356,621)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$229,239,834	$229,066,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from March 30,
	For the Three	For the Three	For the Nine	2021 (inception)
	Months Ended	Months Ended	Months Ended	Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Listing fee amortization expense	$21,250	$—	$63,750	$—
Administrative expenses	51,847	—	200,127	—
Legal and accounting expenses	72,197	—	384,628	—
Insurance expense	178,233	—	534,700	—
Formation costs	—	7,193	—	17,001
Operating expenses	323,527	7,193	1,183,205	17,001
Loss from operations	(323,527)	(7,193)	(1,183,205)	(17,001)

Other income:
Unrealized gain on fair value changes of warrants	4,205,250	—	6,843,000	—
Interest earned on marketable securities held in Trust Account	381,037	—	461,238	—
Unrealized gain on marketable securities, dividends and interest on cash held in Trust Account	566,602	—	766,237	—
Other income	5,152,889	—	8,070,475	—
Net income (loss)	$4,829,362	$(7,193)	$6,887,270	$(17,001)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	22,500,000	—	22,500,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.18	$—	$0.26	$—
Weighted average shares outstanding, Class B ordinary shares	5,625,000	5,625,000	5,625,000	5,625,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.14	$(0.00)	$0.20	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)
Accretion of Class A ordinary shares to redemption value	—	41,520	—	—	—	(41,520)	(41,520)
Net income	—	—	—	—	—	576,936	576,936
Balance - March 31, 2022	22,500,000	227,303,571	5,625,000	563	—	(16,821,768)	(16,821,205)
Accretion of Class A ordinary shares to redemption value	—	238,316	—	—	—	(238,316)	(238,316)
Net income	—	—	—	—	—	1,480,972	1,480,972
Balance - June 30, 2022	22,500,000	227,541,887	5,625,000	563	—	(15,579,112)	(15,578,549)
Accretion of Class A ordinary shares to redemption value	—	947,639	—	—	—	(947,639)	(947,639)
Net income	—	—	—	—	—	4,829,362	4,829,362
Balance - September 30, 2022	22,500,000	$228,489,526	5,625,000	$563	$—	$(11,697,389)	$(11,696,826)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 30, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—
Balance - March 31, 2021	—	—	—	—	—	—	—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(9,808)	(9,808)
Balance - June 30, 2021	—	—	5,750,000	575	24,425	(9,808)	15,192
Net loss	—	—	—	—	—	(7,193)	(7,193)
Balance - September 30, 2021	—	$—	5,750,000	$575	$24,425	$(17,001)	$7,999

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March 30,
	For the Nine	2021 (inception)
	Months Ended	Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,887,270	$(17,001)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by the Sponsor for issuance of Class B ordinary shares	—	6,808
Interest earned on marketable securities held in Trust Account	(461,238)	—
Unrealized gain on marketable securities, dividends and interest on cash held in Trust Account	(766,237)	—
Unrealized gain on fair value changes of warrants	(6,843,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	524,413	—
Accounts payable	200,032	—
Accrued expenses	(186,706)	10,193
Due to related party	115,363	—
Net cash used in operating activities	(530,103)	—

Cash flow from investing activities:
Proceeds from redemption of securities held in Trust Account	344,244,000	—
Purchase of securities held in Trust Account	(344,705,238)	—
Dividends received from interest earned on marketable securities held in Trust Account	461,238	—
Net cash used in investing activities	—	—

Net Change in Cash	(530,103)	—
Cash - Beginning	1,031,397	—
Cash - Ending	$501,294	$—

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,227,475	$—
Deferred offering costs paid by the Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,192
Deferred offering costs included in accrued offering costs	$—	$371,191
Deferred offering costs paid in advance	$—	$2,242
Deferred offering costs paid by Sponsor under the promissory note	$—	$153,860

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), and, since the completion of the IPO, a search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The Company will have until 15 months from the closing of the IPO, or January 26, 2023 (without extensions), to consummate the initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to an additional six months from the closing of the IPO), subject to the Sponsor contributing $0.10 per unit to the Trust Account. The Company’s shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of the amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must deposit $2,250,000 into the Trust Account on or prior to the date of the applicable deadline, for each three-month extension. The Sponsor has the option to accelerate its deposit of one or both halves of the up to $4,500,000 at any time following the closing of the IPO and prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by three or six months, as applicable.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $501,294 of cash and working capital of $383,424.

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

The ongoing conflict in Ukraine—along with the responses of the governments of the United States, European Union (“EU”)member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 22,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheets. As of September 30, 2022, the Company does not have, and does not expect to have, unrecognized tax benefits over the next twelve months.

Net Income (Loss) per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary share and income (loss) per Class B non-redeemable ordinary share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and founder non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the Class B non-redeemable ordinary shares for the three and nine months ended September 30, 2022, reflective of the respective participation rights. For the three months ended September 30, 2021 and for the period from March 30, 2021 (inception) through September 30, 2021, net loss per ordinary share was calculated by dividing the net loss by the number of Class B non-redeemable ordinary shares, as Class B non-redeemable ordinary shares comprised 100% of the outstanding shares as of September 30, 2021.

The earnings per share presented in the statements of operations for the three months ended September 30, 2022 is based on the following:

Three Months Ended
September 30, 2022
Net income	$4,829,362
Accretion of temporary equity to redemption value	(947,639)
Net income including accretion of temporary equity to redemption value	$3,881,723

	Three Months Ended
	September 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$3,105,379	$776,344
Allocation of accretion of temporary equity to redeemable shares	947,639	—
Allocation of net income	$4,053,018	$776,344

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.18	$0.14

The earnings per share presented in the statements of operations for the nine months ended September 30, 2022 is based on the following:

Nine Months Ended
September 30, 2022
Net income	$6,887,270
Accretion of temporary equity to redemption value	(1,227,475)
Net income including accretion of temporary equity to redemption value	$5,659,795

	Nine Months Ended
	September 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$4,527,836	$1,131,959
Allocation of accretion of temporary equity to redeemable shares	1,227,475	—
Allocation of net income	$5,755,311	$1,131,959

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.26	$0.20

The earnings per share presented in the statement of operations for the three months ended September 30, 2021 and for the period from March 30, 2021 (inception) through September 30, 2021 is based on the following:

		For the Period From
		March 30, 2021 (Inception)
	Three Months Ended	Through
	September 30, 2021	September 30, 2021
Net loss	$(7,193)	$(17,001)
Weighted average Class B ordinary shares outstanding	5,625,000	5,625,000
Basic and diluted net income per share	$(0.00)	$(0.00)

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

Note 5-Derivative Financial instruments

Warrants

On September 30, 2022 and December 31, 2021, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price (as described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 6 - Related Party Transactions

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2022 and December 31, 2021, the Company had no Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the date that securities of the Company were first listed on the New York Stock Exchange, October 22, 2021. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2022 and December 31, 2021, the Company accrued $158,139 and $32,139, respectively, under the Administrative Services Agreement as due to related party. The $42,000 and $126,000 incurred for the three and nine months ended September 30, 2022, respectively, have been included in administrative expenses in the statements of operations.

Payables to Related Parties

The due to related party balance in 2021 consisted of administrative fees incurred, but not yet paid, through December 31, 2021 and a legal fee payment made by an affiliate on behalf of the Company. The due to related party balance in 2022 consists solely of administrative fees incurred through September 30, 2022 as the Company repaid the Sponsor for the amounts paid on its behalf. As of September 30, 2022 and December 31, 2021, the Company had a due to related party payable of $158,139 and $42,776, respectively, of which $0 and $10,637, respectively, were related to amounts owed to the affiliate for legal fees paid on behalf of the Company.

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

Note 8 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 22,500,000 Class A ordinary shares issued and outstanding, including 22,500,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets.

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

As of September 30, 2022 and December 31, 2021, there were 5,625,000 Class B ordinary shares issued and outstanding.

The sales or transfers of the Class B ordinary shares and Private Placement Warrants to the Company’s officers and independent directors, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation.” Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Private Placement Warrants, which were recorded as a derivative liability, have been settled on the grant date, November 4, 2021. The settlement of the $711,750 derivative liability was recorded in accumulated deficit in the accompanying balance sheet as of December 31, 2021.

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of September 30, 2022, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of September 30, 2022 was $6,719,250.

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

Note 9 – Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liability in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account
-Cash	$74	$74	$—	$—
-Money Market Funds	113,089,799	113,089,799	—	—
-Treasury Securities	115,399,653	115,399,653	—	—
Total Assets	$228,489,526	$228,489,526	$—	$—
Liabilities:
Warrant liabilities - Public Warrants	$2,362,500	$2,362,500	$—	$—
Warrant liabilities - Private Placement Warrants	1,842,750	—	1,842,750	—
Total Liabilities	$4,205,250	$2,362,500	$1,842,750	$—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Securities and marketable securities held in Trust Account
-Money Market Funds	$112,628,152	$112,628,152	$—	$—
-Treasury Securities	114,633,899	114,633,899	—	—
Total Assets	$227,262,051	$227,262,051	$—	$—
Liabilities:
Warrant liabilities - Public Warrants	$6,300,000	$6,300,000	$—	$—
Warrant liabilities - Private Placement Warrants	4,748,250	—	—	4,748,250
Total Liabilities	$11,048,250	$6,300,000	$—	$4,748,250

Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period.

The Public Warrants are publicly traded and as such are classified as Level 1 and no longer require a valuation. Inherent in a binomial model are assumptions related to expected stock-price volatility, expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining term of the Private Placement Warrants. The expected term of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the nine months ended September 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

The following table presents the changes in the fair value of our liabilities classified as Level 3 as of September 30, 2022 and December 31, 2021:

Warrant
Liability
Fair value at March 30, 2021 (inception)	$—
Initial classification of Public Warrant and Private Placement Warrant liabilities at October 26, 2021	15,330,000
Transfer of Public Warrant liabilities to Level 1	(6,300,000)
Settlement of Private Placement Warrant liabilities due to the transfer of these warrants to directors and officers (Note 8)	(711,750)
Change in fair value	(3,570,000)
Derivative warrant liabilities as of December 31, 2021	$4,748,250
Transfer of Private Placement Warrant liability to Level 2	(4,387,500)
Change in fair value	(360,750)
Derivative warrant liabilities as of March 31, 2022	$—
Change in fair value	—
Derivative warrant liabilities as of June 30, 2022	—
Change in fair value	—
Derivative warrant liabilities as of September 30, 2022	$—

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

Pursuant to our amended and restated memorandum and articles of association, if we have not completed our initial business combination within 15 months (extendable at our sponsor’s option up to 21 months) from the closing of our initial public offering, or January 26, 2023 (without extensions), we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (as defined below), including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As indicated in the financial statements, as of September 30, 2022, we had cash of $501,294. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from March 30, 2021 (Inception) through September 30, 2022 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

For the three months ended September 30, 2022, we had net income of $4,829,362 which consisted of listing expenses of $21,250, administrative expenses of $51,847, legal and accounting expenses of $72,197, and insurance expense of $178,233, offset by an unrealized gain on fair value changes of warrants of $4,205,250, interest earned on marketable securities held in Trust Account of $381,037, and the unrealized gain on marketable securities (net), dividends and interest on cash held in Trust Account of $566,602. For the three months ended September 30, 2021, the Company had a net loss of $7,193, which consisted solely of formation costs.

For the nine months ended September 30, 2022, we had net income of $6,887,270, which consisted of listing expenses of $63,750, administrative expenses of $200,127, legal and accounting expenses of $384,628, and insurance expense of $534,700, offset by an unrealized gain on fair value changes of warrants of $6,843,000, interest earned on marketable securities held in Trust Account of $461,238, and the unrealized gain on marketable securities (net), dividends and interest on cash held in Trust Account of $766,237. For the period from March 30, 2021 (inception) through September 30, 2021, the Company had a net loss of $17,001, which consisted solely of formation costs.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had $501,294 in cash held outside of the Trust Account and working capital of $383,424.

Following our initial public offering and the sale of warrants in a private placement (the “private placement warrants”) to the Sponsor, a total of $227,250,000 was placed in the Trust Account.

For the nine months ended September 30, 2022, net cash used in operating activities was $530,103. Net income of $6,887,270 was adjusted by interest earned on Treasury Securities held in Trust Account of $461,238, unrealized gains on marketable securities (net), dividends and interest on cash held in Trust Account of $766,237, $6,843,000 unrealized gain on fair value change in warrants, and $653,102 changes in operating assets and liabilities.

As of September 30, 2022, we had marketable securities, and cash held in the Trust Account of $228,489,526 (including $1,239,526 of interest and unrealized gains on marketable securities (net) from October 21, 2021 through September 30, 2022) consisting of securities held in Treasury Securities and a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of September 30, 2022, we had cash of $501,294 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. As of September 30, 2022, we did not have any outstanding working capital loans.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any additional critical accounting estimates that were not disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-

15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following our initial public offering and the sale of the private placement warrants, a total of $227,250,000 of the net proceeds from the sale of the units and private placement warrants was deposited in the Trust Account. Transaction costs related to the consummation of the initial public offering amounted to $13,124,654, consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions, and $749,654 of other offering costs. In addition, as of September 30, 2022, $501,294 of cash was held outside of the Trust Account and was available for working capital purposes.

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

Dated: November 14, 2022	Pegasus Digital Mobility Acquisition Corp.

	By:	/s/ Dr. Sir Ralf Speth
	Name:	Dr. Sir Ralf Speth
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Dated: November 14, 2022	By:	/s/ F. Jeremey Mistry
	Name:	F. Jeremey Mistry
	Title:	Chief Financial Officer and Secretary