Form 10-K
period 2022-12-31
Pegasus Digital Mobility Acquisition Corp.
filed 2023-03-28
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40945

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1596591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grand Cayman
71 Fort Street George Town Grand Cayman Cayman Islands	KY1-1106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 769-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	PGSS.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	PGSS	New York Stock Exchange
Redeemable Warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	PGSS.WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

As of March 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting Class A ordinary shares held by non-affiliates was $227,250,000 (based on the per share closing price on that date as reported on the New York Stock Exchange). At March 28, 2023, the registrant had 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

Annual Report on Form 10-K for the year ended December 31, 2022

i

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
●

our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events, and the status of debt and equity markets on the consummation of a business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our public securities’ liquidity and trading;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	the impact of the material weakness in our internal control over financial reporting and our ability to remediate the material weakness in a timely manner, or at all; or
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Summary Risk Factors

Our company is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
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

●

Our sponsor’s (as defined below) ability to extend the term we have to consummate our initial business combination for an additional three months, or up to 21 months from the closing of our initial public offering (as defined below), without providing our shareholders with a corresponding vote or redemption right.

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

Item 1.Business.

Overview

In this Annual Report, references to the “Company” and to “we,” “us,” and “our” refer to Pegasus Digital Mobility Acquisition Corp. References to our “management” or our “management team” refer to our officers. References to the sponsor refer to Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company.

The Company is a blank check company incorporated on March 30, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “business combination”). The Company has not selected any specific business combination target. Until the Company completes its initial business combination, the Company will have no operations and will generate no operating revenues.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $7,875,000 in underwriting commissions payable upon consummation of the Company’s initial business combination) and $1,640,821 in offering costs including directors and officers insurance premiums of $891,167 relating to the initial public offering, a total of $227,250,000 of net proceeds from the initial public offering and the sales of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 18 months (which is extendable to up to 21 months) from the closing of the initial public offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (3) the redemption of the Company’s public shares if the Company has not completed an initial business combination within 18 months (which is extendable to up to 21 months) from the closing of the initial public offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. As of December 31, 2022, there was $230,595,291 in investments and cash held in the trust account and $428,967 of cash held outside the trust account available for working capital.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 30, 2021 (inception) through December 31, 2022 relates to the Company’s initial public offering, which is described above, and identifying a target company for a business combination. The Company will not generate any operating revenues unless and until completion of a business combination, at the earliest.

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

Further, we believe the expertise and experience of StratCap Investment Management, LLC (f/k/a Strategic Capital Fund Management, LLC) (“StratCap”), the founder of our sponsor, in identifying and underwriting management teams with value creation investment strategies, as well as in establishing entrepreneurial platforms, providing access to capital for growth initiatives and structuring complex transactions, will make us a preferred partner for potential business combination targets. StratCap is led by industry veterans with decades of experience working together to convert innovative strategies into value creation, with a key focus on next-generation technologies and sustainability-linked strategies.

Since its inception in 2009, StratCap and its affiliates have successfully worked to build nine companies by assembling experienced management teams that function across a variety of sectors, including digital connectivity infrastructure, renewable energy, social impact, healthcare, credit and commercial real estate, as well as in capital raising for investment vehicles. These companies have benefited from the equity support of more than $4.5 billion in equity capital that has been raised and/or deployed by StratCap and its affiliated entities.

StratCap has a proven track record supporting the increased need for robust digital connectivity infrastructure given substantial data proliferation trends, which is a key factor supporting our business strategy and our selection of next-generation transportation as our target sector. StratCap has identified growing connectivity trends across people, vehicles, devices and applications to enable innovative technologies, such as vehicular autonomy, artificial intelligence, robotics, space exploration, quantum computing, virtual reality, machine learning, and blockchain.

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

Select examples of investment strategies that we believe highlight StratCap’s value creation supporting entities that have digital connectivity infrastructure and sustainability-linked strategies include:

●

Digital Connectivity Infrastructure.  StratCap and its affiliates sponsor and raise capital for various private retail and institutional investment programs focused in the data center, wireless tower and connectivity sectors. StratCap and its affiliates first became involved in the digital connectivity infrastructure sector over a decade ago through their prior business relationship with Carter Validus Mission Critical REIT, Inc. (“CVREIT”), a publicly registered non-traded real estate investment trust (“REIT”) formed in 2009 for the purpose of acquiring a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, and Sila Realty Trust, Inc. (f/k/a Carter Validus Mission Critical REIT II, Inc.) (“Sila”), a publicly registered non-traded REIT formed in 2013 with the same investment focus as CVREIT. Sila acquired CVREIT in 2019 through a merger transaction whereby CVREIT merged with and into Sila, with a combined company value of approximately $3.2 billion. Prior to the merger with Sila in 2019, CVREIT monetized a data center portfolio in 2017 and 2018 resulting in approximately $1.3 billion in net proceeds. In September 2020, Sila internalized its external advisor functions, at which time StratCap’s and its affiliates’ relationship with Sila ended. Prior to September 2020, StratCap and/or its affiliates held an equity interest in the external advisor responsible for Sila’s (and CVREIT’s) day-to-day operations and acted as the wholesale dealer manager of Sila’s (and CVREIT’s) public offerings, which raised approximately $3.0 billion in the aggregate that was used to fund data center and healthcare real estate investment activities. StratCap is currently active in the sector through the sponsorship of Strategic Data Center Fund, LLC (“Strategic Data Center”), Strategic Wireless Infrastructure Fund, LLC (“Strategic Wireless”), Strategic Wireless Infrastructure Fund II, Inc. (“Strategic Wireless II”), and Strategic Datasphere, LLC (“Datasphere”).

●

Sustainability Linked Strategies.  StratCap and its affiliates have experience with both environmental and social sustainability linked strategies, which include supporting renewable energy projects, Small and Medium Enterprises (“SMEs”) in developing economies and middle-market companies in the U.S. In particular, StratCap was an equity partner through 2019 and served as the wholesale dealer manager for Greenbacker Renewable Energy Company LLC (“Greenbacker”), which is a publicly registered non-traded energy company founded in 2012. As of September 30, 2022, Greenbacker’s portfolio, or fleet, included 456 renewable energy assets, 3.0 GW rated system capacity and over $2.8 billion in total assets under management.

Our Management Team

Our management team is comprised of industry leaders with highly complementary backgrounds. We believe that the experience of our management team will allow us to source, identify and execute an attractive transaction for both our investors and potential business combination opportunities. Our management team (in addition to our directors discussed below) includes Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, our Chief Executive Officer and Chairman, F. Jeremey Mistry, our Chief Financial Officer and Secretary, and Dr. Stefan Berger, our Chief Investment Officer. Our management team has an average of more than 20 years of experience in the broader transportation industry and more than a decade of experience collaborating across various institutions, transactions and initiatives, as highlighted below. We believe these are complementary skillsets that will allow for a seamless transition and a successful outcome towards our goal of identifying, executing and optimizing a potential business combination. We also believe our management team has complementary skills and experience relevant to our target market, including an understanding of the auto industry’s infrastructure and how new technologies can be seamlessly integrated in order to allow for rapid expansion.

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

Market Opportunity

We intend to focus on consummating an initial business combination with a company operating in the next-generation transportation sector through ZEVs, but may opportunistically pursue companies in the strategic adjacencies of associated technologies and services in attractive and expansive global markets. We include both battery electric as well as hydrogen fuel cell EVs as main modes of ZEVs or EVs and transportation includes both mobility of people and transportation of goods. We believe the market opportunity is both large and diverse with critical secular tailwinds stimulating growth, particularly in the European market. According to The Business Research Company, the overall global transportation industry, which includes ground, transit, air, truck, rail, water, pipeline, storage and general modes of transportation, is expected to grow to a total market size of approximately $10.6 trillion by 2027, a CAGR of 7.2%. According to the International Council on Clean Transportation, Europe is the third largest vehicle market in the world, is the home of giant automotive, aircraft, and shipbuilding industries and is an engine of world trade.

We perceive two prevailing trends in the next generation transportation sector, (i) a move to ZEVs and (ii) enhanced and optimized transportation connectivity, and intend to focus on these areas. The European market represents the second largest market for EVs in the world today and benefits from governmental mandates that promote ZEV adoption and the transition away from pollutant internal combustion engine (ICE) forms of traditional transportation. Furthermore, we expect continued momentum in the connected transportation space as so-called smart cars improve safety and reduce congestion.

An incredible amount of global spending is required to update existing infrastructure to comply with legislative restrictions on ICE vehicle production and to build a network of supporting systems for ZEVs such as charging stations, smart grids and green and blue hydrogen production systems. As part of this transition, we expect rapid penetration of ZEVs and associated technologies in the mobility space. By 2030, the International Energy Agency estimates EVs will account for approximately 10% of the global road vehicle fleet, an average annual increase of over 30%. In this scenario, EVs would represent approximately 20% of all vehicle sales in 2030 and could represent an even larger share if the market adopts the current announced pledges and targets made by governments around the world. McKinsey estimates that by 2035, the number of hydrogen-powered vehicles in Europe will grow 75% per annum, with the hydrogen refueling market in Europe to increase 105% per annum over the same period. Bloomberg estimates over $1 trillion of global investment in charging infrastructure is needed between now and 2040 in order to support the movement to EVs. The International Energy Agency estimates that charging infrastructure needs to increase 12-fold by 2030 in order to support EV demand worldwide, or an additional 22 million total charging points annually, with Europe accounting for an estimated 2 million or more additional public charging points by that time.

The International Council on Clean Transportation reports 17 governments across the world, including 11 governments in Europe, that have announced targets to ban ICE sales in coming years, with the intention to only allow the sale or registration of new battery electric vehicles (BEVs), hydrogen fuel cell electric vehicles (FCEVs), and plug-in hybrid electric vehicles (PHEVs) by various future dates. Additionally, under the Memorandum of Understanding (MOU) on Zero-Emission Medium- and Heavy-Duty Vehicles, 27 countries have committed to working together to enable 100% zero-emission new truck and bus sales by 2040, with an interim goal of achieving 30% ZEV sales by 2030. With mounting pressure for others to follow suit, we believe the inevitability and longevity of the advanced mobility sector are unquestionable. Leveraging decades of experience in the automotive and zero emissions mobility sectors, our management team is positioned to capitalize on these strong tailwinds and sustained growth trends, which are having a significant impact throughout the world and should present substantial opportunities on a global basis.

The IOT Solutions World Congress reports that “connected vehicle platforms, advanced traffic analysis and private and indoor mapping are making their way into the industry” by offering improved safety. Beyond safety, connected vehicles offer further benefits including reduced congestion and heightened efficiency. We believe that the connected transportation trend is underpinned by established momentum and strong tailwinds supporting growth. Furthermore, we believe that the next-generation transportation landscape in the European Union (the “EU”) is adapting and converting at a higher velocity than in recent years, which is creating more near-term attractive opportunities. Bloomberg estimates that by 2035, EVs will represent 80% of new vehicle sales in the EU.

Our management team and StratCap have specific proficiency in the European market and relationships throughout the automotive industry and supply chain. The landscape is vast in Europe; we believe we have proprietary channels and unique abilities to uncover opportunities and provide strategic relationships to accelerate the growth initiatives of the target company. Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE and Dr. Stefan Berger both have strong engineering and information technology backgrounds and experience in the future, zero emissions mobility space developing the world’s first premium, all-electric performance SUV from a European OEM, the Jaguar I-Pace. Beyond familiarity in the next generation automotive universe, our management team also has experience executing M&A transactions in the context of an evolving transportation industry. Furthermore, StratCap has extensive experience in digital infrastructure and connected intelligence.

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

As vehicles, devices, applications and cities become smarter and more connected, areas such as data analytics, telematics, mapping, autonomous vehicles and logistics and transportation/transit technology are expected to grow significantly. Smarter, more connected transportation requires monitoring, capturing, processing, communicating and analyzing of vast amounts of data. For example, Intel has estimated that a driverless car will generate more than four terabytes of data per day. This type of data requires transmission across digital connectivity infrastructure systems comprised of wireless towers, wireless spectrum, small cells, distributed antenna systems, fiber networks, data centers, edge locations and various network equipment devices. Allied Market Research projects the autonomous vehicle market to grow to approximately $2.2 trillion by 2030, reflecting a CAGR of 40% from 2021 levels. Additionally, Allied Market Research estimates that the global smart cities market, which includes various information and communication technology platforms, public / private transportation and security infrastructure, and smart energy systems, will collectively grow to over $6 trillion by 2030, a CAGR of over 25%.

Over the next several years, 5G will be a key enabler of greater Vehicle-to-everything (V2X) communication by supporting latency at ten milliseconds end to end (to and from the application layer) and one millisecond over the air, with very high 99.999% reliability transmissions, according to McKinsey & Company. Moving forward, the vast amounts of real-time generated data should put significant stress on even upcoming 5G network capacity and latency, which would lead to selective processing of certain portions of data at physical locations near where the data is collected in edge computing data centers. The Automotive Edge Computing Consortium advocates this solution to generate significant system-level benefits compared with traditional centralized cloud setups.

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

●

Would benefit from our partnership post-initial business combination:   We expect to primarily target companies that can specifically generate value with access to our management team’s expertise in the European and global transportation markets and extensive networks in the mobility sector. We intend to seek companies that can benefit from Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE’s executive experience growing Jaguar Land Rover through substantial geographic and product expansions, along with the operational and transactional experience of our directors and StratCap and its affiliates. We will target companies that can clearly benefit from our partnership and which can be enhanced with access to Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE’s and Dr. Berger’s automotive leadership experience. More broadly, we believe our management team provides a significant value proposition and we intend to target companies that can specifically leverage our expertise and networks to expedite growth and unlock value. Additionally, we may look to partner with selling shareholders who intend to roll a significant portion of their ownership stake post initial business combination.

●

Would benefit from public stock currency, access to incremental capital and additional brand awareness:    We intend to seek companies that demonstrate public company readiness and will use access to public equity markets to pursue accretive acquisitions, prioritize high-return capital projects, strengthen the balance sheet, and recruit and retain key employees. Moreover, we intend to pursue companies that are at an inflection point in their maturation process and require additional capital to facilitate a growth strategy. The founders of our sponsor also have significant experience in this regard, as demonstrated by the equity support of more than $4.5 billion in equity capital that has been raised and/or deployed by affiliates of the founders of our sponsor, across the nine companies that the founders of our sponsor have built since StratCap’s inception.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by StratCap, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see the section entitled “Part III Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

Financial Position

With funds available for a business combination in the amount of $222,720,291 as of December 31, 2022, (assuming no redemptions and after payment of up to $7,875,000 of deferred underwriting commissions), we believe we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we believe we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We have until April 26, 2023 (or 18 months from the closing of our initial public offering) to consummate an initial business combination after extending the period of time to consummate a business combination for three additional months on January 23, 2023 (extendable at our sponsor’s option for an additional three months, or for a total of 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). On January 23, 2023, we issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $2,250,000 to our sponsor. Our sponsor deposited the funds into the trust account in connection with the first extension. The Extension Note was issued in connection with the decision by our board of directors to exercise the first extension option in accordance with our amended and restated memorandum and articles of association and to extend the date by which we must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the initial public offering). The Extension Note bears no interest and is repayable in full upon the consummation of a business combination. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account. On March 15, 2023, we amended and restated the Extension Note to align the terms of the Extension Note with the March 2023 Promissory Note (as defined below).

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months(extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or during any extended time that we have to consummate a business combination beyond 18 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 15 months (which was extended to 18 months on January 23, 2023, and may be further extended at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering to complete our initial business combination. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period or during any Extension Period.

Our initial shareholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 18 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or during any Extension Period.

Our sponsor, directors, officers and advisors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $428,967 of proceeds held outside the trust account (as of December 31, 2022), although there can be no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to up to $ 428,967 from the proceeds of our initial public offering and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the initial public offering that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of the initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose, in connection with which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

●	in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions;

●	if we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company;

●	if our initial business combination is not consummated within 18months (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from October 26, 2021, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

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

Conflicts of Interest

All of our officers and certain of our directors have fiduciary and contractual duties to other entities, which may include StratCap and its affiliates. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by StratCap or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. StratCap and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by StratCap, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Additional Information

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. We are subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our sponsor has the right to extend the term we have to consummate our initial business combination to up to 21 months from the closing of our initial public offering without providing our shareholders with a corresponding vote or redemption right.

On January 23, 2023, our sponsor exercised its first option to extend the period of time that we have to consummate our initial business combination to April 26, 2023 (or 18 months from the closing of our initial public offering), which was approved by our board of directors without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. We issued a non-convertible unsecured promissory note in the principal amount of $2,250,000 to our sponsor, and the sponsor has deposited such amount into the trust account, to effectuate such extension.

If we anticipate that we may not be able to consummate our initial business combination by April 26, 2023 (or 18 months from the closing of our initial public offering), we may, by resolution of our board of directors at the option of our sponsor, extend the period of time we will have to consummate an initial business combination one additional time by an additional three months, subject to our sponsor contributing $0.10 per unit to the trust account. Our shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of our amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial business combination in such a manner, our sponsor must deposit $2,250,000 into the trust account on or prior to the date of the applicable deadline for a three-month extension. Our sponsor has the option to accelerate its deposit of the $2,250,000 at any time prior to the consummation of our initial business combination with the same effect of extending the time we will have to consummate an initial business combination by three months. Our sponsor is not obligated to make such deposit and may have a conflict of interest in determining if and when to make such deposit by exercising its option to extend the period of time we will have to consummate an initial business combination. This feature is different than most other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s shareholders and in connection with such vote shareholders would have the right to redeem their public shares.

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

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 15 months from the closing of our initial public offering (which was extended to 18 months on January 23, 2023, and may be further extended at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). We may not be able to find a suitable target business and complete our initial business combination within such time period or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of the initial public offering and the sale of the private placement warrants and we have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months (extendable at our sponsor’s option up to 21 months) following October 26, 2021, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) following October 26, 2021, the closing of our initial public offering, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $ 428,967 (as of December 31, 2022) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $230,595,291 (as of December 31, 2022), are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

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

If we have not completed our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. As of March 26, 2023, there were 156,500,000 and 14,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there were no preference shares issued and outstanding.

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

On April 16, 2021, our sponsor subscribed for an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Upon the closing of the initial public offering, the anchor investors purchased 1,375,000 founder shares from our sponsor at their original purchase price of approximately $0.004 per share. On November 4, 2021, our sponsor transferred an aggregate of 843,750 founder shares to each of Florian Wolf, Steve Norris, Jeff Foster and John Doherty, our independent directors, and Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry and Dr. Stefan Berger, our officers. Our initial shareholders collectively owned 20% of our issued and outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination.

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

The founder shares are identical to the Class A ordinary shares included in the units sold in our initial public offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from October 26, 2021, the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period; (5) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-

for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (6) the founder shares are entitled to registration rights. If we submit our initial business combination to our shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our initial public offering in favor of our initial business combination. Each of our anchor investors has agreed to vote any founder shares they hold in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month deadline (extendable at our sponsor’s option up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) following the closing of our initial public offering nears, which is the deadline for the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are dependent upon a relatively small group of individuals and in particular, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry, Dr. Stefan Berger, Patrick Miller, James Condon, Florian Wolf, Steve Norris, Jeff Foster and John Doherty. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our directors and officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our directors and officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our directors have fiduciary and contractual duties to StratCap and to its affiliates or to certain other entities, including companies in industries we may target for our initial business combination. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Part III Item 10. Directors, Executive Officer and Corporate Governance.”

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from October 26, 2021, the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.

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

We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the audit of our financial statements as of and for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the incorrect presentation of dividends earned and reinvested in money market mutual funds on the trust account on our statement of cash flows. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

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

Information regarding performance by our management team and their respective affiliates, including StratCap, is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. Public shareholders should not rely on the historical record of our management team or their respective affiliates, or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Further, our management team, directors and advisors, and their respective affiliates have had limited past experience with blank check and special purpose acquisition companies.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 100 Field Point Road, 1st floor, Greenwich, CT 06830. The cost for this space is included in the $14,000 per month fee that we pay an affiliate of our sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

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

Holders

As of March 26, 2023, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares and 1 holder of record of our public warrants, and there were 43 holders of record of our Class B ordinary shares and 4 holders of record of our private placement warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial holders represented by these record holders.

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

On November 4, 2021, the sponsor transferred an aggregate of 843,750 of the Company’s Class B ordinary shares to Florian Wolf, Steve Norris, Jeff Foster and John Doherty, the Company’s independent directors, and Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry and Dr. Stefan Berger, the Company’s officers.

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

Use of Proceeds

Transaction costs for the initial public offering and the sale of the private placement warrants amounted to $14,015,821, consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions and $1,640,821 of other offering costs including directors and officers insurance premiums of $891,167. In addition, as of December 31, 2022, $428,967 of cash was held outside of the trust account and available for working capital purposes.

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

We have until April 26, 2023 (or 18 months from the closing of our initial public offering) to consummate an initial business combination after extending the period of time to consummate a business combination for three months on January 23, 2023 (extendable at our sponsor’s option for an additional three months, for a total of 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). On January 23, 2023, we issued the Extension Note in the principal amount of $2,250,000 to our sponsor. Our sponsor deposited the funds into the trust account in connection with the first extension. The Extension Note was issued in connection with the decision by our board of directors to exercise the first extension option in accordance with our amended and restated memorandum and articles of association and to extend the date by which we must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the initial public offering). The Extension Note bears no interest and is repayable in full upon the consummation of a business combination. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

Pursuant to our amended and restated memorandum and articles of association, if we have not completed our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As indicated in the financial statements, as of December 31, 2022, we had cash of $428,967. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from March 30, 2021 (Inception) through December 31, 2022 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2022, we had net income of $11,838,568 consisting of a gain in the change in fair value of the warrant liability of $10,549,627, unrealized gain on marketable securities held in Trust Account of $738,465, realized gain on marketable securities held in Trust Account of $964,584, and interest and dividend income on marketable securities held in Trust Account of $1,630,191,offset by $997,828 of legal and accounting expenses, $712,934 insurance amortization expenses, $248,537 of administrative expenses (including the administrative services agreement fees), and $85,000 NYSE annual listing fee amortization expenses.

For the period from March 30, 2021 (inception) through December 31, 2021, we had net income of $2,352,902 consisting of a gain in the change in fair value of the warrant liability of $3,570,000 and realized gain on marketable securities held in Trust Account of $12,051, offset by warrant issuance cost of $520,432, $483,900 of legal and accounting expenses, $128,702 insurance amortization expenses, $43,090 of administrative expenses (including the administrative services agreement fees), $16,495 NYSE annual listing fee amortization expenses, and $36,530 of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2022, we had $428,967 in cash held outside of the trust account and a working capital deficit of $477,670.

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

Following the initial public offering, the sale of the private placement warrants and the partial exercise of the Over-Allotment Option, a total of $227,250,000 was placed in the trust account. With the gain on marketable securities (net), dividends and interest on cash held in Trust Account of $3,333,240, the amount held in the trust account totaled $230,595,291 at December 31, 2022. We also have $428,967 cash held outside of the trust account, after payment of costs related to the initial public offering, available for working capital purposes at December 31, 2022.

On January 23, 2023, we issued the Extension Note in the principal amount of $2,250,000 to our sponsor. Our sponsor deposited the funds into the trust account in connection with the first extension. The Extension Note was issued in connection with the decision by our board of directors to exercise the first extension option in accordance with our amended and restated memorandum and articles of association and to extend the date by which we must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the initial public offering). The Extension Note bears no interest and is repayable in full upon the consummation of a business combination. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

On March 15, 2023, we issued a non-convertible unsecured promissory note (the “March 2023 Promissory Note” in the principal amount of $1,100,000 to our sponsor to provide the Company additional working capital. The promissory note is non-interest bearing and repayable in full upon the consummation of a business combination by the Company. We also amended and restated the Extension Note on March 15, 2023 to align the terms of the Extension Note with the March 2023 Promissory Note.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of December 31, 2022, we did not have any outstanding working capital loans.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to finance transaction costs in connection with a business combination, the sponsor, an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. Moreover, we may need to obtain additional financing either to complete our initial business combination or redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

Warrants

We account for the public warrants and private placement warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

The Company transferred the private placement warrants from Level 3 to Level 2 during the year ended December 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the public warrants. The key inputs into the lattice model used to calculate the fair value of the private placement warrant as of December 31, 2022, were as follow: risk-free rate of 4.35%; expected term of 5.00 years for the warrants; expected volatility of 0.0% and stock price of $10.28. The lattice model yielded a fair value of $0.0249 per private placement warrant. As the public warrants (NYSE: PGSS.WS) were trading at $0.0249 per warrant on December 30, 2022, the last active market day of 2022, we can reasonably assume that the sensitivity of the price per private placement warrant is sensitive to the price per public warrant. As of December 31, 2022, the private placement warrants had an aggregate fair value of $218,498 representing a decrease of $4,529,753 for the year ended December 31, 2022.

Class A Ordinary Shares Subject to Possible Redemption

We account for the ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 22,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The redemption value of the Class A ordinary shares is equal to the amount held in the trust account as shareholders can redeem their pro-rata amounts of and earnings on the trust account. Amounts in the trust account can be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. As the trust account is invested in U.S. government treasury securities, earnings on the trust account are driven by interest rates and thus, we can reasonably assume that the redemption value of Class A ordinary shares is sensitive to fluctuations in interest rates. As of December 31, 2022, Class A ordinary shares had a redemption value of $230,595,291 representing an increase of $3,333,240 for the year ended December 31, 2022.

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

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not early adopted ASU 2020-06 as of December 31, 2022. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective due to material weakness as described below.

The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the presentation of our statement of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Remediation Plan

Our Chief Financial Officer will perform additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee.

Changes in Internal Control over Financial Reporting

Other than the matters discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE	67	Chief Executive Officer and Chairman of the Board of Directors
F. Jeremey Mistry	50	Chief Financial Officer and Secretary
Dr. Stefan Berger	47	Chief Investment Officer
Patrick Miller	59	Director
James Condon	42	Director
Florian Wolf	40	Director
Steve Norris	77	Director
Jeff Foster	60	Director
John Doherty	58	Director

Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE serves as our Chief Executive Officer and Chairman of our board of directors. Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE has over 40 years of operating, M&A and financing experience in the automotive and transportation-related sector. Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE is considered to be an industry thought leader on the global need for energy transition and the technologies which will transform our energy infrastructure, most notably as it relates to hydrogen power and autonomous driving technologies.

Since September 2020, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE has served as a non-executive director and the vice-chairman of the board of Jaguar Land Rover Automotive PLC, a British multinational automotive subsidiary of Tata Motors and a manufacturer of luxury vehicles and sport utility vehicles, and, as of October 2016, a member of the Board of Directors of Tata Sons, the principal holding company of more than 100 operating companies with a combined revenue of more than $100 billion. Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE has also been a professor at the University of Warwick since 2014. As of March 2022, he serves as director of Swiss E, Mobility Group AG (SEMG). Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE also serves as director of the Norton Motorcycle Company, a position he has held since March 2022. As of January 2021, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE serves as a strategic advisor to Bladon Micro Turbine Limited, a designer, developer and manufacturer of micro turbine gensets to serve the telecommunication market. In February 2021, he joined the strategic advisory board of FiveAI Limited, a developer of autonomous-vehicle technology. In October 2020, he joined the Board of Directors of TVS Motor Company, which is one of the top 5 global manufacturers of two- and three-wheelers. He became the company’s Chairman in January 2023. In March 2021, he joined the supervisory board of FEV Group, the internationally recognized vehicle development services provider with more than 6,000 employees globally who deliver solutions around innovative vehicle powertrains and electrification, intelligent & connected mobility, and vehicle software and connectivity solutions. In March 2021, he began serving as a strategic advisor to Haro, a manufacturer of hardwood and laminate flooring. He became a member of Haro’s board of directors in September 2021. In July 2021, he began serving as a strategic advisor for Luminar Technologies, Inc. (Nasdaq: LAZR), a developer of advanced sensor technologies for the autonomous-vehicle industry. In July 2021, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE became a strategic advisor for CT Charlton USA, a company that serves as sales liaison for manufacturers that supply products for some of the world’s largest automotive groups. In addition, as of January 2020, he serves as a strategic advisor to Continuum Life Sciences, a non-profit focused on cancer research. Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE also served as the Chief Executive Officer of Jaguar Land Rover from February 2010 to September 2020, helping the company grow substantially over this period, including leading its push into new markets, and establishing factories in China, Slovakia, Brazil and India. Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE also spearheaded Jaguar Land Rover’s car line-up expansion, introducing highly successful models like the Range Rover Evoque, Range Rover Velar, Defender, and the award winning, electric Jaguar I-Pace, the first luxury e-SUV and triple 2019 World Car of the Year. Prior to joining Jaguar Land Rover, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE held positions as Executive Director of the Material Handling Division and Global Head of Production, both at the Linde Group (NYSE: LIN), a global leader in both clean hydrogen and in H2 refueling stations for cars, trucks, trains, forklifts and buses and engineering company with 2020 sales of $27 billion, Director of Production, Quality and Product Planning at the Ford Motor Company’s PAG before the division’s sale to Tata Motors in 2010. Prior to joining Ford, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE spent over 20 years at BMW Group, a world leading premium manufacturer of automobiles and motorcycles with its four brands BMW, MINI, Rolls-Royce and BMW Motorrad, working across various executive and managerial positions. Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE has been a member of the Royal Academy of Engineering since 2014. In 2015, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE was appointed an honorary Knight Commander of the Order of the British Empire for his services to the UK automotive industry. In August 2019, the award was made substantive following Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE becoming a British citizen. In May 2020, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE was elected a Fellow of the Royal Society. Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE was awarded a degree in Engineering from the University of Applied Sciences Rosenheim, Germany. Additionally, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE received a Doctorate of Engineering in Mechanical Engineering and Business Administration from the University of Warwick.

Over the course of his distinguished career in the transportation industry, Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE has been the recipient of a number of recognitions and awards, including Auto Best 2014, Winner; Auto Express. Winner, 2014; Hall of Fame, 2014; Automotive News Europe. ALL STAR, 2014; Coventry Award of Merit, 2014; Future Manufacturing Award, 2013; Fellow of the Royal Academy of Engineering, 2014; Issigonis Trophy, 2017; MANBEST 2013, Warsaw; The Institution of Engineering and Technology, IET. Gold Medal, 2011; The Outstanding Industrialist, 2013; and Trophée d’Or, Logistique Européenne, Elancourt, France.

We believe Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE’s long track-record of success and broad experience leading organizations both large and small around the world, in addition to his network of OEM, commercial vehicle and technology leaders provide us with a differentiated perspective in both sourcing targets and ultimately, creating value in the company we endeavor to acquire.

F. Jeremey Mistry serves as our Chief Financial Officer and Secretary. Mr. Mistry is a Co-Founder and Director of Pali Hill Capital Management, a Mauritian investment firm launched in July 2017 and the parent company of Pali Hill Capital Advisers, a UK based advisory and venture capital company launched in October 2017. Mr. Mistry has more than 20 years of experience in financial services, including private equity, growth and venture capital investing; corporate finance advisory, including mergers, acquisitions and restructurings; debt and equity capital market fund-raising; and portfolio management. From February 2022 to January 2023, Mr. Mistry served as director of Waterfield Advisors, one of India’s leading independent multi-family office and wealth advisory firms that oversees more than $4 billion of client assets. From September 2021 through December 2021, Mr. Mistry served as a Senior Advisor at Waterfield. Pali Hill was an early seed capital investor in, and advisor to, Chalo.com, India’s largest privately owned city bus operator and Mobility as a Service (MaaS) provider, managing a network of 12 cities and covering more than 45 million bus journeys per month. From December 2020, Mr. Mistry has acted as Senior Advisor to the board of, and Pali Hill is a venture capital investor in, Grip Invest, an India based asset-backed alternative investment platform focused on leasing electric mobility assets, including 2-, 3- and 4-wheeled vehicles, heavy duty electric trucks, electric charging stations and swappable batteries. Between August 2015 and the launch of Pali Hill Capital Management in July 2017, Mr. Mistry and his partners independently funded and advised companies on several mandates that afterwards transferred to the Pali Hill corporate entity. Mr. Mistry previously served as the head of Morgan Stanley’s Indian investment banking sector coverage of industrial companies, including automotive OEMs and supply chain businesses, in addition to leading coverage of consumer/ retail firms. During this time, he led the execution of numerous public and private market fund-raises, as well as M&A transactions and valuation Fairness Opinion mandates for public companies. Representative transactions include advising Tata Motors and Jaguar Land Rover on raising more than $3 billion of capital in the form of debentures, term loans and revolving credit facilities; advising Tata Steel on the issuance of $1.5 billion of debentures; and advising Mitsui/Sanyo Special Steel on its acquisition of a control stake in Mahindra Ugine Steel Co. Fairness Opinions delivered include those in relation to Tata Consultancy Services’ merger with TCS e-Serve, and Tech Mahindra’s approximately $3 billion merger with Mahindra Satyam. During his time at Morgan Stanley from February 2010 to July 2015, Mr. Mistry also led the firm’s client coverage of the Tata group of companies and in that capacity worked closely and extensively with Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE and Dr. Berger at Jaguar Land Rover, a wholly owned subsidiary of Tata Motors. Prior to this, Mr. Mistry advised industrial clients and conglomerates in India for Nomura Securities and Lehman Brothers. Notable transactions include advising Tata Power on the issuance of $300 million in convertible debentures and advising Tata Sons/ Tata Teleservices on the approximately $3 billion merger of its passive infrastructure assets with Quippo Telecom, to create Viom Networks. Prior to this, Mr. Mistry advised conglomerates for Citi’s Indian corporate banking business on debt capacity and balance sheet optimization and was a member of Citi’s corporate M&A team based in New York. Earlier in his career, Mr. Mistry advised private clients and was a discretionary portfolio manager at Salomon Smith Barney. Mr. Mistry received an MBA in Finance from the London Business School and a BA in Psychology magna cum laude from the University of Michigan Honors Program.

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

Patrick Miller is a member of the board of directors and is a Managing Director and co-Founder of StratCap. StratCap focuses on and creates investment opportunities with experienced management teams, emerging asset classes and distinct product structures that provide durable income, growth potential, reduced volatility and low correlation to traditional markets. Mr. Miller currently serves as President of StratCap Securities (f/k/a SC Distributors, LLC), StratCap, LLC’s (f/k/a Strategic Capital Management Holdings, LLC) managing broker-dealer. Mr. Miller is responsible for overall strategy, new business development and product marketing. In addition, Mr. Miller has served on the Board of Trustees for the Investment Program Association, the leading non-profit trade association for the direct investments industry.

Prior to co-founding StratCap, Mr. Miller served as President of KBS Capital Markets Group from the company’s inception in October 2005 through June 2009. During Mr. Miller’s tenure, KBS Capital Markets Group raised approximately $2.3 billion in investment capital for KBS Real Estate Investment Trust, Inc. and KBS Real Estate Investment Trust II, Inc. Prior to joining KBS Capital Markets Group, Mr. Miller served as President and Chief Executive Officer of Financial Campus from 2002 to 2004, an online education and training company serving the financial services industry. Mr. Miller was responsible for facilitating the successful acquisition of Financial Campus by the Thomson Corporation in 2004. Previously, Mr. Miller served as Chief Executive Officer of Equitable Distributors Inc., the wholesale distribution subsidiary of AXA Financial, Inc. Mr. Miller was elected Chief Executive Officer of Equitable Distributors in 2000 after having joined Equitable Distributors at its inception in 1996 as President of the Warehouse Division. Mr. Miller began his career as a Wholesaler with American Funds Distributors. Mr. Miller received a Bachelor of Arts from the University of California at Los Angeles.

Mr. Miller was selected for his long standing history of raising significant capital for target companies.

James Condon is a member of our board of directors and is a Managing Partner of StratCap, as of February 2020, President of StratCap, LLC (f/k/a Strategic Capital Management Holdings, LLC), as of July 2018, President of Strategic Datasphere, LLC, as of 2021, President of StratCap Digital Infrastructure Advisors II, LLC, as of 2022, and serves as Chief Operating Officer of StratCap Securities (f/k/a SC Distributors, LLC), as of January 2014, having joined StratCap in 2010. He is also President of StratCap Investment Management LLC and President of MainStreet Digital Broadband, LLC. In these roles, Mr. Condon oversees the operations, investment activities, capital markets, and asset management of StratCap. Mr. Condon is also President and a member of the investment committees for each of StratCap’s sponsored private and public investment programs, including Strategic Data Center Fund, LLC, Strategic Wireless Infrastructure Fund, LLC, StratCap Data Center, LLC (f/k/a Strategic Data Center Institutional Manager, LLC), as well as President and Chairman of the Board for Strategic Wireless Infrastructure Fund II, Inc. From 2020 to December 2022, Mr. Condon served on the Advisory Board of Real Assets Adviser. Mr. Condon has over 18 years of experience in investment management within the financial services industry. In his previous position as Vice President for the Capital Group, American Funds, he was responsible for managing the internal distribution teams for each of the American Funds products. Prior to American Funds, Mr. Condon was Vice-President at Schroder Investment Management, a global investment management firm with over $785 billion of assets, based in New York City, where he was chartered with building the internal distribution desk from the ground up. He was instrumental in helping the firm raise over $4 billion in various separately managed accounts and alternative investment over a two and a half year period. Prior to Schroder Investment Management, Mr. Condon worked for Refco Alternative

Investments, the hedge fund division of Refco, where he held an investment analyst position. While at Refco, he was responsible for helping raise/invest over $2.4 billion in assets. Throughout his career, Mr. Condon has extensive experience with REITs, managed futures, hedge funds, equity and fixed income funds and public and private investment vehicles. Mr. Condon holds an MBA., cum laude, from the University of Notre Dame, a BS in finance from Park School of Business at Ithaca College, and a CIMA from the Wharton School at The University of Pennsylvania.

Mr. Condon was selected because he manages a global asset management firm with access to institutional relationships as well as M&A expertise.

Steve (Steven John) Norris serves as an independent director. Mr. Norris is a former member of the UK parliament (1983-87 and 1988-97) who served as Parliamentary Under-Secretary of State and Minister of Transport in the government of Sir John Major from May 1992 to July 1996. He is a former Director General of the UK Road Haulage Association (August 1997 to January 2000) which represented the UK truck industry in UK and Brussels and a former Chairman of First Group plc’s London bus operations (1998-2003). From March 2014 to December 2022 he was Deputy Chairman of Optare plc, the UK’s second largest bus manufacturer specialising in all-electric vehicles including a world beating double decker. As of June 1997, he is President of ITS-UK, the UK branch of the global intelligent transport systems organisation and, as of March 2021, is chairman of Evtec Automotive Limited, a tier 1 supplier to Jaguar Land Rover, Ford and Aston Martin. As of March 2013, he serves as a board member of Cubic Corporation, a NYSE transportation and defence company (NYSE: CUB), which was sold to an affiliate of Elliot Investment Management L.P. and Veritas Capital on May 25, 2021. As of March 2015, he is Chairman of UK AIM listed Driver Group plc, a global advisor on major civil engineering projects and a specialist in dispute resolution. In March 2021, he joined the board of Empati Ltd in UK which specialises in the development of green hydrogen and the use of AI to assist in the development of sustainable renewable energy whose first US $1.1 billion project is in Colombia with support from the UK Department for International Trade. As of May 2011, he is Chairman of Soho Estates, a UK based commercial and residential property company. Mr. Norris is a Fellow of the Chartered Institute of Logistics and Transport, and a Fellow of the Chartered Institute of Highways and Transportation. He holds a Masters in Jurisprudence from the University of Oxford and has an Honorary Doctorate of Laws from the University of East London.

Mr. Norris was selected for his extensive experience and relationships throughout the EV and auto ecosystems as well as political relationships throughout Europe.

Jeff Foster serves as an independent director. Since October 2021, Mr. Foster has served as the Chief Financial Officer - US of Cloud Capital, a private equity fund that is focused on acquiring data centers in the US and Europe. Mr. Foster has served as an Adjunct Professor of Real Estate at Georgetown University since September 2018. Previously, from 2007 to September 2017, Mr. Foster held the roles of Chief Accounting Officer (2007 to 2014) and Executive Vice President, Chief Financial Officer and Treasurer (2013 to September 2017) of DuPont Fabros Technology (NYSE: DFT), a data center REIT that invested in carrier-neutral data centers and provided colocation and peering services. Mr. Foster guided DFT through the two highest profile events in the company’s history—the 2007 IPO and the 2017 sale to Digital Realty (NYSE: DLR), the sixth largest publicly traded U.S. REIT. As Chief Financial Officer, Mr. Foster was responsible for obtaining financing through common and preferred equity, bonds and bank debt. He was also responsible for strategic planning, investor relations, accounting and lobbying for a sales tax exemption. Prior to DFT, Mr. Foster served as the Chief Accounting Officer at Global Signal, the first cell tower REIT. In this role, Mr. Foster oversaw the accounting for a company that tripled in size during his tenure. Mr. Foster has also served as the Corporate Controller of Danka, a dual UK and US registered copier distributor, CFO of Progress Telecom, a fiber company, and has held various accounting and SEC reporting roles at an electric utility and telecom provider. Foster began his career at Arthur Andersen. Mr. Foster holds a bachelors of science in Accounting (High Honors) from the University of Florida and a Masters of Accountancy from the University of South Florida. He passed the CPA exam in 1985 with the highest grade in Florida and also received national honors. Mr. Foster currently serves on the boards of Broad Street Realty (OTC: BRST) as of December 2019, a publicly traded owner of shopping centers and Vault Digital Infrastructure as of April 2019, a private equity backed data center company. He also serves on the boards of the Alzheimer’s Association Florida Gulf Coast Chapter and the Child and Family Network Center which provides free pre-K education to underprivileged children in Alexandria, Virginia.

Mr. Foster was selected for his experience as a public company CFO, as well as experience in the digital infrastructure sectors.

Florian Wolf serves as an independent director. Mr. Wolf has over 15 years of experience in investment banking, business development, and financial and operational management across a wide range of industries, with a leadership focus on the electric vehicle and next-generation transportation sectors over the past decade. As of June 2022, he serves as a director of both Innolith Technology AG and Innolith Assets AG. He also joined Bluehorn AG as a director in June 2022. Since May 2021, Mr. Wolf is the Chief Financial Officer and director of next-generation battery technology firm Innolith AG, headquartered in Switzerland. From November 2016 through February 2018, Mr. Wolf served as a Vice President, and from April 2018 through February 2021, served as an Executive Director of J.P. Morgan in their London office. While with J.P. Morgan, Mr. Wolf assumed the role as the firm’s EMEA Head of Electric Vehicles. Under this role, Mr. Wolf’s industry coverage and focus included clients in Electric Vehicles, Electric Vehicle Infrastructure, Battery Cell, Power Electronics and Fuel Cell technology. Prior to joining J.P. Morgan, from 2011 to November 2016, Mr. Wolf spent five years with Barclays, EMEA as a Vice President in their Industrials group. Within this group, Mr. Wolf focused on the Transport & Infrastructure, Paper & Packaging, and Business Services industries. Prior to joining Barclays, from 2007 to 2011, Mr. Wolf was an Assistant Vice President at Dresdner Kleinwort focusing on M&A. Over the course of his professional career, Mr. Wolf has advised clients on more than €50 billion of transformative corporate finance deals. Mr. Wolf earned a degree in Business Administration from the University of Mannheim, Germany.

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

John Doherty serves as an independent director. Mr. Doherty has 35 years of experience in corporate development, strategic planning, mergers & acquisitions, transaction execution & integration, venture capital investments and financial management in the technology, connectivity and digital infrastructure industries across the United States, Europe, Central America, South America and Asia. Since October 2020, Mr. Doherty has served as the Chief Financial Officer and Chief Operating Officer of Magic Leap, an augmented reality (AR) company pioneering a wearable platform to amplify enterprise productivity, where he is responsible for all strategic, financial and corporate development activity for the company including accounting and control, financial planning & analysis, treasury, fundraising and investor relations. Prior to Magic Leap, from October 2018 to April 2020, Mr. Doherty lived in Amsterdam where he served as the Chief Financial Officer of InterXion (NYSE: INXN), which was a leading provider of cloud and carrier-neutral colocation data center services in Europe. He also led the strategic transaction resulting in InterXion’s combination with Digital Realty Trust Inc. (NYSE: DLR), a real estate investment trust that invests in carrier-neutral data centers and provides colocation and peering services, in a transaction valued at approximately $8.4 billion of total enterprise value in March 2020. Prior to InterXion, Mr. Doherty spent over 30 years at Verizon Communications Inc. (NYSE: VZ), one of the largest communication technology companies in the world, where he held a variety of roles including SVP of Corporate Development, President & Chief Investment Officer of Version Ventures, SVP of Investor Relations and Chief Financial Officer of Verizon Shared Services and International, among others. Mr. Doherty was named #12 on the Global Corporate Venturing 2018 Powerlist and recognized as “The Most Admired Corporate Deal Maker in Telecommunications” by The Deal in 2016, 2014, and 2013. Mr. Doherty was also selected as Top Telecom IR Executive 2-years consecutively.

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

In addition, we have the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors and Executive Officers.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) after the closing of our initial public offering or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders and anchor investors until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE	Jaguar Land Rover Automotive PLC	Vehicle Manufacturer	Director
	Tata Sons Private Limited	Holding Company	Director
	TVS Motor Company Limited	Two- and Three-Wheel Motorcycle Manufacturer	Chairman
	FEV Group	Vehicle Development Services	Strategic Advisor
	FiveAI Limited	Autonomous-Vehicle Technology	Member of the Strategic Advisory Board
	Hamberger Flooring GmbH & Co. KG (Haro)	Flooring Manufacturer	Strategic Advisor
	Bladon Micro Turbine Limited	Manufacturer of Micro Turbine Gensets	Strategic Advisor
	CT Charlton USA	Sales Liason	Strategic Advisor
	Luminar Technologies, Inc.	Advanced Sensor Techologies	Strategic Advisor
	Continuum Life Sciences	Non-Profit Cancer Research	Non-Executive Director
	Swiss E Mobility Group AG	E-bicycle market	Chairman
	Norton Motorcycle Company	Motorcycle Manufacturer	Director

F. Jeremey Mistry	Pali Hill Capital Management (Mauritius) Pvt Ltd	Investment Management	Director
	Pali Hill Capital Advisers (UK) Pvt Ltd	Advisory and Venture Capital Company	Director
	Grip Invest Advisors Pvt Ltd	Asset-Backed Alternative Investment Platform	Board Advisor
	Woodside Holdings Investment Management Pte Ltd	Investment Management	Board Advisor

Dr. Stefan Berger	Skyworks Aeronautics Corp.	Design and Development of Gyroplanes	Member of the Strategic Board of Advisors
James Condon	StratCap, LLC	Asset Management	Managing Partner and Chief Operating Officer
	StratCap Securities, LLC	Asset Management	Chief Operating Officer
	Strategic Data Center Fund, LLC	Asset Management	Member of the Investment Committee
	Strategic Wireless Infrastructure Fund, LLC	Asset Management	Member of the Investment Committee
	Strategic Wireless Infrastructure Fund II, Inc.	Asset Management	President and Chairman of the Board of Directors
	StratCap Investment Management, LLC	Asset Management	President
	Strategic Datasphere, LLC	Asset Management	President
	MainStreet Digital Broadband, LLC	Asset Management	President and Member of the Investment Committee

Patrick Miller	StratCap Securities, LLC	Overall Strategy and Management	President

Florian Wolf	Innolith AG	EV Battery Cell R&D	Chief Financial Officer; Director
	Innolith Technology AG	EV Battery Cell R&D	Director
	Innolith Assets AG	EV Battery Cell R&D	Director
	Bluehorn AG	EV Battery Cell R&D	Director

Steve Norris	ITS (UK) Ltd.	Intelligent Transport Systems	President
	Evtec Automotive Limited	Automotive Supplier	Chairman
	Driver Group plc	Civil Engineer Advising & Dispute Resolution	Chairman
	Empati Ltd.	Development of Sustainable Renewable Energy	Director
	Soho Estates	Commercial and Residential Property	Chairman
	Sanctuary Investments Limited UK	Real Estate Advisor	Director

Jeff Foster	Cloud Capital	Private Equity Fund	Chief Financial Officer-US
	Broad Street Realty, Inc.	Commercial Real Estate	Director
	Vault Digital LP	Data Center Company	Director
	Alzheimer’s Association Florida Gulf Coast Chapter	Researching Alzheimer’s (Not-for-Profit)	Director
	Child and Family Network Center	Pre-K Education (Not-for-Profit)	Director
John Doherty	Magic Leap, Inc.	Augmented Reality Wearable Technology	Chief Financial Officer; Chief Operating Officer
	Pacific Telecom, Inc.	Telecommunications Company	Director

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

Item 11.Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on October 26, 2021, we pay an affiliate of our sponsor a total of $14,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. On November 4, 2021, our sponsor transferred an aggregate of 843,750 founder shares to Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry and Dr. Stefan Berger and to our independent directors - Florian Wolf, Steve Norris, Jeff Foster and John Doherty. On November 4, 2021, our sponsor transferred an aggregate of 975,000 private placement warrants to Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry and Dr. Stefan Berger.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors, officers and director nominees; and

●	all our directors, officers and director nominees as a group.

In the table below, percentage ownership is based on 28,125,000 of our ordinary shares, consisting of 22,500,000 Class A ordinary shares and (ii) 5,625,000 of our Class B ordinary shares, issued and outstanding as of March 26, 2023. Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended (i) prior to the completion of an initial business combination, by a special resolution passed by at least 90% of the votes cast by the holders of issued shares present in person or by proxy at a general meeting and entitled to vote, or (ii) in connection with and immediately prior to the completion of an initial business combination or following the completion of an initial business combination, by a special resolution passed by at least a two-thirds majority of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting and entitled to vote. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class B Ordinary Shares		Class A Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares(2)
Pegasus Digital Mobility Sponsor LLC (our sponsor)(3)	3,406,250	60.6%	—	—	12.1%
James Condon(3)	3,406,250	60.6%	—	—	12.1%
Patrick Miller(3)	3,406,250	60.6%	—	—	12.1%
Sir Dr. Ralph Speth	337,500	6.0%	—	—	1.2%
F. Jeremey Mistry	140,625	2.5%	—	—	*
Dr. Stefan Berger	140,625	2.5%	—	—	*
Florian Wolf	56,250	1.0%	—	—	*
Steve Norris	56,250	1.0%	—	—	*
Jeff Foster	56,250	1.0%	—	—	*
John Doherty	56,250	1.0%	—	—	*
All directors and officers as a group (9 individuals)	4,250,000	75.6%	—	—	15.1%
Other 5% Shareholders
Adage Capital Partners, L.P.(4)	125,000	2.2%	1,800,000	8.0%	6.8%
Atlas Diversified Master Fund, Ltd.(5)	125,000	2.2%	1,925,000	8.6%	7.3%
Polar Asset Management Partners Inc. (6)	125,000	2.2%	2,069,124	9.2%	7.8%
Saba Capital Management, L.P.(7)	—	—	1,653,989	7.4%	5.9%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pegasus Digital Mobility Acquisition Corp.,71 Fort Street, George Town, Grand Cayman, Cayman Islands KY1-1106.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report.
(3)	Pegasus Digital Mobility Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. James Condon and Patrick Miller share voting and investment control over shares held by our sponsor by virtue of their shared control of the board of managers of our sponsor.
(4)	Based on Schedule 13G/A amendment filed with the SEC on February 13, 2023. The principal business address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	Based on Schedule 13G filed with the SEC on February 14, 2023, except with respect to the Class B ordinary shares. The following list of indirect holders was amended based on Schedule 13G/A filed with the SEC on February 14, 2023. Includes 1,925,000 Class A ordinary shares beneficially owned (indirectly) by the following persons: Atlas Enhanced Master Fund, Ltd. (1,787,201 Class A ordinary shares), Atlas Enhanced Fund, Ltd. (1,787,201 Class A ordinary shares), Atlas Enhanced Fund, LP (1,787,201 Class A ordinary shares), Atlas Portable Alpha, LP (1,787,201 Class A ordinary shares), Atlas Institutional Equity Fund, LP (1,787,201 Class A ordinary shares), Atlas Master Fund, Ltd. (137,799 Class A ordinary shares), Atlas Global Investments, Ltd. (137,799 Class A ordinary shares), Atlas Global, LLC (137,799 Class A ordinary shares), Balyasny Asset Management L.P. (1,925,000 Class A ordinary shares), BAM GP LLC (1,925,000 Class A ordinary shares), Balyasny Asset Management Holding LP (1,925,000 Class A ordinary shares), Dames GP LLC (1,925,000 Class A ordinary shares) and Dmitry Balyasny (1,925,000 Class A ordinary shares). The principal business office of Atlas Diversified Master Fund, Ltd. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman KY1-1104, Cayman Islands, British West Indies.
(6)	Based on Schedule 13G filed with the SEC on February 10, 2023. The principal business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(7)	Based on Schedule 13G/A filed with the SEC on February 14,2023. Includes 1,653,989 Class A ordinary shares beneficially owned (indirectly) by the following persons in accordance with a Joint Filing Agreement dated August 26, 2022: Saba Capital Management, L.P. (1,653,989 Class A ordinary shares), Boaz R. Weinstein (1,653,989 Class A ordinary shares) and Saba Capital Management GP, LLC (1,653,989 Class A ordinary shares). The principal business address of Saba Capital Management, L.P. is 405 Lexington Avenue, 58th Floor, New York, NY 10174. The entities listed above have shared voting and investment power with respect to the 1,653,989 Class A ordinary shares.

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

Our sponsor has purchased an aggregate of 9,750,000 private placement warrants at a price of $1.00 per warrant ($9,750,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination within 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) from the closing of our initial public offering or during any Extension Period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights, as described below.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On April 16, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 750,000 shares that were subject to forfeiture by the sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, 125,000 founder shares were forfeited. On November 4, 2021, our sponsor transferred an aggregate of 843,750 founder shares to Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry and Dr. Stefan Berger and each of our independent directors - Florian Wolf, Steve Norris, Jeff Foster and John Doherty.

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

We have entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we pay a total of $14,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months (which was extended from 15 months to 18 months on January 23, 2023, and may be further extended at our sponsor’s option to up to 21 months, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report), an affiliate of our sponsor will be paid a total of $252,000, or $294,000 assuming exercise of extension to 21 months, ($14,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On January 23, 2023, we issued the Extension Note in the principal amount of $2,250,000 to our sponsor. Our sponsor deposited the funds into the trust account. The Extension Note was issued in connection with the decision by our board of directors to exercise the first extension option in accordance with our amended and restated memorandum and articles of association and to extend the date by which we must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the IPO). The Extension Note bears no interest and is repayable in full upon our consummation of a business combination. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account. On March 15, 2023, we amended and restated the Extension Note to align the terms of the Extension Note with the March 2023 Promissory Note.

On March 15, 2023, we issued the March 2023 Promissory Note in the principal amount of $1,100,000 to our sponsor to provide the Company additional working capital. The promissory note is non-interest bearing and repayable in full upon the consummation of a business combination by the Company.

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

Item 14.Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA, LLP for services rendered.

	For the Period from	For the Period from
	January 1, 2022-	March 30, 2021-
	December 31, 2022	December 31, 2021
Audit Fees(1)	$111,145	164,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$111,145	164,500
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

10.5

Administrative Services Agreement, dated October 21, 2021, between the Company and StratCap, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

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

10.9

Form of Investment Agreement, by and between the Company, the Sponsor and the Anchor Investors (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).

10.10	Promissory Note for Extension Payment, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on March 15, 2023).
10.11	Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on March 15, 2023).
14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K (File No. 001-40945) filed on March 31, 2022).
24.1*	Power of Attorney (included on the signature pages herein).
21*	Subsidiaries of Pegasus Digital Mobility Acquisition Corp.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101)

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

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

By:	/s/ Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
Chief Executive Officer and Chairman of the Board of Directors

Date:	March 28, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE and F. Jeremey Mistry and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE	Chief Executive Officer and Chairman of the Board of	March 28, 2023
Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE	Directors (principal executive officer)

/s/ F. Jeremey Mistry	Chief Financial Officer and Secretary (principal financial and	March 28, 2023
F. Jeremey Mistry	accounting officer)

/s/ Patrick Miller	Director	March 28, 2023
Patrick Miller

/s/ Steve Norris	Director	March 28, 2023
Steve Norris

/s/ Florian Wolf	Director	March 28, 2023
Florian Wolf

/s/ James Condon	Director	March 28, 2023
James Condon

/s/ Jeff Foster	Director	March 28, 2023
Jeff Foster

/s/ John Doherty	Director	March 28, 2023
John Doherty

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Pegasus Digital Mobility Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pegasus Digital Mobility Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, statements of changes in class A ordinary shares subject to possible redemption and shareholders’ deficit, and statements of cash flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 28, 2023

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$428,967	$1,031,397
Prepaid expenses – current	61,381	722,726
Total current assets	490,348	1,754,123
Non-current assets:
Prepaid expenses -non-current	—	50,701
Marketable Securities held in Trust Account	230,595,291	227,262,051
Total non-current assets	230,595,291	227,312,752
Total Assets	$231,085,639	$229,066,875

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$297,739	$2,119
Accrued expenses	469,749	193,300
Due to related party	200,530	42,776
Total current liabilities	968,018	238,195
Non-current liabilities:
Warrant liabilities	498,623	11,048,250
Deferred underwriting commissions	7,875,000	7,875,000
Total non-current liabilities	8,373,623	18,923,250
Total Liabilities	9,341,641	19,161,445
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 22,500,000 shares at redemption value of $10.25 and $10.10 per share as of December 31, 2022 and 2021, respectively	230,595,291	227,262,051
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563	563
Additional paid-in capital	—	—
Accumulated deficit	(8,851,856)	(17,357,184)
Total Shareholders’ Deficit	(8,851,293)	(17,356,621)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,085,639	$229,066,875

The accompanying notes are an integral part of these financial statements.

lPEGASUS DIGITAL MOBILITY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		From March 30,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$—	$36,530
Administrative expenses – related party	168,000	32,139
Administrative expenses – other	80,537	10,951
Listing fee amortization expense	85,000	16,495
Legal and accounting expenses	997,828	483,900
Insurance expense	712,934	128,702
Operating expenses	2,044,299	708,717
Loss from operations	(2,044,299)	(708,717)
Other income (expense):
Realized gain on marketable securities held in Trust Account	964,584	12,051
Interest and dividend income on marketable securities held in Trust Account	1,630,191	—
Unrealized gain on marketable securities held in Trust Account	738,465	—
Offering costs allocated to warrants	—	(520,432)
Change in fair value of warrant liability	10,549,627	3,570,000
Total other income, net	13,882,867	3,061,619
Net income	$11,838,568	$2,352,902

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	22,500,000	5,324,910
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.45	$1.59

Weighted average shares outstanding, Class B ordinary shares	5,625,000	5,279,783
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.30	$(1.16)

The accompanying notes are an integral part of these financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A		Class B		Additional
	Temporary Equity		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)
Accretion of Class A ordinary shares to redemption amount	—	3,333,240	—	—	—	(3,333,240)	(3,333,240)
Net income	—	—	—	—	—	11,838,568	11,838,568
Balance as of December 31, 2022	22,500,000	$230,595,291	5,625,000	$563	$—	$(8,851,856)	$(8,851,293)

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional
	Temporary Equity		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 30, 2021 (Inception)	$—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,625,000	563	24,437	—	25,000
Sale of Units through public offering net of issuance costs	22,500,000	194,399,258	—	—	—	—	—
Excess of cash received over the fair value of the Private Placement Warrants	—	—	—	—	2,632,500	—	2,632,500
Excess of fair value of Anchor Shares sold over the purchase price	—	—	—	—	9,784,020	—	9,784,020
Settlement of Private Placement Warrant liabilities due to the transfer of these warrants to directors and officers (Note 8)	—	—	—	—	—	711,750	711,750
Accretion of Class A ordinary shares to redemption amount	—	32,862,793	—	—	(12,440,957)	(20,421,836)	(32,862,793)
Net income	—	—	—	—	—	2,352,902	2,352,902
Balance as of December 31, 2021	22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)

The accompanying notes are an integral part of these financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		From March 30,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,838,568	$2,352,902
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(738,465)	—
Realized gain on marketable securities held in Trust Account	(964,584)	(12,051)
Offering costs allocated to warrants	—	520,432
Unrealized gain on fair value changes of warrants	(10,549,627)	(3,570,000)
Changes in current assets and current liabilities:
Prepaid expenses	712,046	(773,427)
Due to related party	157,754	42,776
Accounts payable and accrued expenses	572,069	78,419
Net cash used in operating activities	1,027,761	(1,360,949)
Cash Flows from Investing Activities:
Proceeds from redemption and sale of marketable securities held in Trust Account	516,492,651	—
Purchase and reinvestment of marketable securities held in Trust Account	(518,122,842)	(227,250,000)
Net cash used in investing activities	(1,630,191)	(227,250,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering	—	220,500,000
Proceeds from private placement warrants	—	9,750,000
Proceeds from issuance of founder shares	—	25,000
Proceeds from promissory note	—	212,710
Payment on promissory note	—	(212,710)
Payment of offering costs	—	(632,654)
Net cash provided by financing activities	—	229,642,346
Net Change in Cash	(602,430)	1,031,397
Cash - Beginning	1,031,397	—
Cash-Ending	$428,967	$1,031,397
Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,333,240	$—
Accrued offering costs	$—	$117,000
Deferred underwriting commissions	$—	$7,875,000
Settlement of Private Placement Warrants liability	$—	$711,750

The accompanying notes are an integral part of these financial statements.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

Note 1 - Organization and Business Operations

Pegasus Digital Mobility Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 30, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or assets (the “Business Combination”). The Company has not selected any Business Combination target.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 30, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of gains/losses on marketable securities (net), dividends and interest on cash held in Trust Account from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

Trust Account

Following the closing of the IPO on October 26, 2021, $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and portion of the sale of the Private Placement Warrants was deposited into a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of its initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO, which is extendable at the Sponsor’s option up to 21 months as describe above (the “Combination Period”) or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (c) the redemption of its public shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law.

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

On January 23, 2023, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $2,250,000 to the Sponsor (see Note 10). The Sponsor deposited the funds into the Trust Account. The Extension Note was issued in connection with the decision by the Company’s board of directors to exercise the first extension option in accordance with the Company’s amended and restated memorandum and articles of association and to extend the date by which the Company must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the IPO). The Extension Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

The Company will have until 18 months from the closing of the IPO to consummate the initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination one more time by an additional three months, subject to the Sponsor contributing $0.10 per unit to the Trust Account (as defined below). The Company’s shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of the amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must deposit $2,250,000 into the Trust Account on or prior to the date of the applicable deadline, for such three-month extension. The Sponsor has the option to accelerate its deposit at any time following the closing of the IPO and prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by three months.

Following the closing of the over-allotment option, on November 8, 2021, $25,250,000 ($10.10 per Unit) from the net proceeds of the sale of the over-allotment Units and a portion of the sale of the Private Placement Warrants sold simultaneously with the over-allotment Units was deposited into the Trust Account.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

Liquidity and Going Concern

As of December 31, 2022, the Company had $428,967 of cash and a working capital deficit of $477,670.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

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

The ongoing conflict in Ukraine—along with the responses of the governments of the United States, European Union (“EU”) member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, EU, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

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

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

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

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Critical accounting estimates and assumptions are utilized in determining the values of the warrant liability, Class A ordinary shares subject to possible redemption, and net income (loss) per ordinary share.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

Investments held in Trust Account

Trading securities in the Trust Account were invested in U.S. Treasury Securities and marketable securities which are reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in marketable securities held in the Trust Account and recorded to net income each period. The estimated fair values of the investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 22,500,000 Class A ordinary shares subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the twelve months ended December 31, 2022, the Company recorded accretion of $3,333,240, which was recorded within accumulated deficit. For the period March 30, 2021 (inception) through December 31, 2021, the Company recorded accretion of $32,862,793, $12,440,957 of which was recorded as a reduction to additional paid-in capital and $20,421,836 of which was included as additional accumulated deficit.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of professional and registration fees that are related to the IPO. Upon the completion of the IPO, the offering costs were allocated between the Company’s Class A ordinary shares and the public warrants. The costs allocated to the public warrants amounting to $520,432 were recognized in other expenses and those related to the Company’s Class A ordinary shares amounting to $12,604,222 were charged against the carrying value of the Class A ordinary shares.

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

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

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

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

The statement of operations includes a presentation of income (loss) per Class A redeemable public share and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable public shares and 20% for the founder non-redeemable shares for the year ended December 31, 2022, reflective of the respective participation rights. The Company split the amount to be allocated using a ratio of 81% for the Class A redeemable public shares and 19% for the founder non-redeemable shares for the period from March 30, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

The earnings per share presented in the statements of operations for the year ended December 31, 2022 is based on the following:

Twelve Months Ended
December 31, 2022
Net income	$11,838,568
Accretion of temporary equity to redemption value	(3,333,240)
Net income including accretion of temporary equity to redemption value	$8,505,328

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

	Twelve Months Ended
	December 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$6,804,262	$1,701,066
Allocation of accretion of temporary equity to redemption value	3,333,240	—
Allocation of net income	$10,137,502	$1,701,066

Denominator:
Weighted-average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.45	$0.30

The earnings per share presented in the statement of operations for the period from March 30, 2021 (inception) through December 31, 2021 is based on the following:

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

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

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

On November 8, 2021, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 750,000 Private Placement Warrants, generating gross proceeds to the Company of $750,000 for the period from March 30, 2021 (inception) through December 31, 2021.

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

Note 5-Derivative Financial instruments

Warrants

On December 31, 2022 and 2021, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

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

Note 6 - Related Party Transactions

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the Company’s IPO and terminates upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, the Company incurred and accrued for $168,000 and $32,139, respectively, under the Administrative Services Agreement as due to related party on the balance sheet and as administrative expenses – related party in the statements of operations.

Payables to Related Parties

The due to related party balance in 2022 consists of administrative fees incurred, but not yet paid, through December 31, 2022 and a payable to the Sponsor for amounts paid on its behalf. The due to related party balance in 2021 consisted of administrative fees incurred, but not yet paid, through December 31, 2021 and a legal fee payment made by an affiliate on behalf of the Company. As of December 31, 2022 and 2021, the Company had a due to related party payable of $200,530 and $42,776, respectively.

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

Promissory Note-Related Party

On April 16, 2021, the Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company borrowed $212,710 under the $300,000 promissory note with its Sponsor. The loan was non-interest bearing, unsecured, and due at the earlier of April 30, 2022 or the closing of the IPO. The loan was fully repaid on October 26, 2021 and the Company is not able to borrow additional amounts under the promissory note since the date of repayment.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

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

Note 8 – Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 22,500,000 Class A ordinary shares issued and outstanding, including 22,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheet.

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

As of December 31, 2022 and 2021, there were 5,625,000 Class B ordinary shares issued and outstanding.

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

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

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of December 31, 2022 and 2021, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of December 31, 2022 was $6,719,250.

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

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$230,595,291	$230,595,291

Liabilities:
Warrant liabilities – Public Warrants	$280,125	$280,125	$—	$—
Warrant liabilities – Private Placement Warrants	218,498	—	218,498	—
Total Liabilities	$498,623	$280,125	$218,498	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account
– Money Market Funds	$112,628,152	$112,628,152
– US Treasuries	114,633,899	114,633,899	—	—
Total Assets	$227,262,051	$227,262,051	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$6,300,000	$6,300,000	$—	$—
Warrant liabilities – Private Placement Warrants	4,748,250	—	—	4,748,250
Total Liabilities	$11,048,250	$6,300,000	$—	$4,748,250

Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period.

The Public Warrants are publicly traded and as such are classified as Level 1. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a binomial model are assumptions related to expected stock-price volatility, expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining term of the Private Placement Warrants. The expected term of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a

Pegasus Digital Mobility Acquisition Corp.

Notes to Financial Statements

December 31, 2022

Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the year ended December 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our liabilities classified as Level 3:

Warrant Liability
Fair value at March 30, 2021 (inception)	$—
Initial classification of Public Warrant and Private Placement Warrant liability at October 26, 2021	15,330,000
Transfer of Public Warrant liability to Level 1	(6,300,000)
Settlement of Private Placement Warrant liabilities due to the transfer of these warrants to directors and officers (Note 8)	(711,750)
Change in fair value	(3,570,000)
Derivative warrant liabilities as of December 31, 2021	4,748,250
Change in fair value	(360,750)
Transfer of Private Placement warrant liability to Level 2	(4,387,500)
Derivative warrant liabilities as of December 31, 2022	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

Inputs	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.28	$9.81
Volatility	0.0%	11.0%
Expected term of the warrants	5 years	5 years
Risk-free rate	4.35%	1.23%
Dividend yield	0.0%	0.0%

Note 10-Subsequent Events

On January 23, 2023, the Company issued the Extension Note in the principal amount of $2,250,000 to the Sponsor. The Sponsor deposited the funds into the Trust Account. The Extension Note was issued in connection with the decision by the Company’s board of directors to exercise the first extension option in accordance with the Company’s amended and restated memorandum and articles of association and to extend the date by which the Company must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the IPO). The Extension Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On March 15, 2023, the Company issued a non-convertible unsecured promissory note in the principal amount of $1,100,000 to the Sponsor to provide the Company additional working capital. The promissory note is non-interest bearing and repayable in full upon the consummation of a business combination by the Company.

On March 15, 2023, the Company agreed to amend and restate certain provisions of the Extension Note to align the terms with the $1,100,000 promissory note issued on March 15, 2023.