Form 10-Q
period 2023-03-31
Pegasus Digital Mobility Acquisition Corp.
filed 2023-05-19
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, the registrant had 22,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets as of March 31, 2023 and December 31, 2022	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2023 and 2022	4
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three Months Ended March 31, 2023 and 2022	5
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	6
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$1,341,543	$428,967
Prepaid expenses	73,278	61,381
Total current assets	1,414,821	490,348
Non-current assets
Marketable securities held in Trust Account	235,313,162	230,595,291
Total non-current assets	235,313,162	230,595,291
Total Assets	$236,727,983	$231,085,639

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,508,194	$297,739
Accrued expenses	1,350,009	469,749
Due to related party	242,139	200,530
Promissory note- related party	3,350,000	—
Total current liabilities	6,450,342	968,018
Non-current liabilities
Warrant liabilities	2,603,250	498,623
Deferred underwriting commissions	7,875,000	7,875,000
Total non-current liabilities	10,478,250	8,373,623
Total Liabilities	16,928,592	9,341,641

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 22,500,000 shares issued and outstanding at redemption value	235,313,162	230,595,291

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563	563
Additional paid-in capital	—	—
Accumulated deficit	(15,514,334)	(8,851,856)
Total Shareholders’ Deficit	(15,513,771)	(8,851,293)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$236,727,983	$231,085,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Listing fee amortization expense	$24,426	$21,250
Administrative expenses – related party	42,000	42,000
Administrative expenses – other	59,791	11,893
Legal and accounting expenses	2,132,103	246,958
Insurance expense	49,531	178,233
Operating expenses	2,307,851	500,334
Loss from operations	(2,307,851)	(500,334)

Other income (loss):
Change in fair value of warrant liability	(2,104,627)	1,035,750
Realized gain on marketable securities held in Trust Account	—	41,520
Interest and dividend income on marketable securities held in Trust Account	2,467,871	—
Total other income, net	363,244	1,077,270
Net (loss) income	$(1,944,607)	$576,936

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	22,500,000	22,500,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.03)	$0.02
Weighted average shares outstanding, Class B ordinary shares	5,625,000	5,625,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.24)	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	22,500,000	$230,595,291	5,625,000	$563	$—	$(8,851,856)	$(8,851,293)
Accretion of Class A ordinary shares to redemption value	—	4,717,871	—	—	—	(4,717,871)	(4,717,871)
Net loss	—	—	—	—	—	(1,944,607)	(1,944,607)
Balance - March 31, 2023	22,500,000	235,313,162	5,625,000	563	—	(15,514,334)	(15,513,771)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)
Accretion of Class A ordinary shares to redemption value	—	41,520	—	—	—	(41,520)	(41,520)
Net income	—	—	—	—	—	576,936	576,936
Balance - March 31, 2022	22,500,000	$227,303,571	5,625,000	$563	$—	$(16,821,768)	$(16,821,205)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,944,607)	$576,936
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Accrued interest and dividends on marketable securities held in Trust Account	(893,395)	—
Realized gain on marketable securities held in Trust Account	—	(41,520)
Unrealized loss (gain) on fair value changes of warrants	2,104,627	(1,035,750)
Changes in operating assets and liabilities:
Prepaid expenses	(11,897)	187,624
Accounts payable	1,210,455	194,884
Accrued expenses	880,260	(33,956)
Due to related party	41,609	44,503
Net cash provided by (used in) operating activities	1,387,052	(107,279)

Cash flow from investing activities:
Purchase and reinvestment of securities held in Trust Account	(3,824,476)	—
Net cash used in investing activities	(3,824,476)	—

Cash flow from financing activities:
Proceeds from promissory note – related party	3,350,000	—
Net cash provided by activities	3,350,000	—

Net Change in Cash	912,576	(107,279)
Cash - Beginning	428,967	1,031,397
Cash - Ending	$1,341,543	$924,118

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$4,717,871	$41,520

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”), and, since the completion of the IPO, a search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividends on cash, cash equivalents, and marketable securities from the proceeds derived from the IPO.

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

On November 4, 2021, the Sponsor transferred an aggregate of 843,750 Founder Shares to the Company’s officers and independent directors. On December 6, 2021, 125,000 of the Founder Shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option. All shares and per-share amounts have been retroactively restated to reflect the forfeiture of the 125,000 Founder Shares.

As further discussed in Note 8 Subsequent Events, in April 2023, shareholders holding 15,300,927 shares of Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $160,337,374 was withdrawn from the Trust and paid to such shareholders. Approximately $75,438,597 remains in the Company's Trust Account. Following the redemption, 7,199,073 of the Company's Class A ordinary shares remained outstanding.

Trust Account

Following the closing of the IPO on October 26, 2021, and the underwriters’ partial exercise of the over-allotment option on November 8, 2021, $227,250,000 ($10.10 per Unit) of the net proceeds from the sale of the Units in the IPO and a portion of the net proceeds from the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) and were, and will be, invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released to the Company from the Trust Account until the earliest to occur of: (a) the completion of its initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO, which is extendable at the Sponsor’s option up to 21 months as described below (the “Combination Period”) or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (c) the redemption of its public shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law.

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

On January 23, 2023, the Company issued a non-convertible unsecured promissory note (the "Extension Note") in the principal amount of $2,250,000 to the Sponsor (see Note 4). The Sponsor deposited the funds into the Trust Account. The Extension Note was issued in connection with the decision by the Company's board of directors to exercise the first extension option in accordance with the Company's amended and restated memorandum and articles of association and to extend the date by which the Company must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the IPO). The Extension Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. If the Company does not consummate a Business Combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. On March 15, 2023, the Company amended and restated certain provisions of the Extension Note to align the terms of the Extension Note with the March 2023 Promissory Note (as defined below).

On April 24, 2023, the Company issued a non-convertible unsecured promissory note (the “April 2023 Extension Note”) in the principal amount of $719,907 to the Sponsor (see Note 8). The Sponsor deposited the funds into the Trust Account. The April 2023 Extension Note was issued in connection with the exercise of the Company’s second extension option under the second amended and restated articles of association (see Note 8) to extend the date by which the Company must consummate a business combination transaction from April 26, 2023 to July 26, 2023 (i.e., for a period of time ending 21 months after the consummation of the IPO). The April 2023 Extension Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. If the Company does not consummate a Business Combination, the April 2023 Extension Note will not be repaid and all amounts owed under the April 2023 Extension Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

With the exercise of the first and second extensions mentioned above, the Company will have until 21 months from the closing of the IPO, or July 26, 2023, to consummate the initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 21 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination one more time by an additional three months, subject to the Sponsor contributing $0.10 per unit to the Trust Account (as defined below). The Company’s shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of the second amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must deposit $2,250,000 into the Trust Account on or prior to the date of the applicable deadline, for such three-month extension. The Sponsor has the option to accelerate its deposit at any time following the closing of the IPO and prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by three months. See Note 8 - Subsequent Events.

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

The initial shareholders, directors, officers and advisors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and public shares held by them, as applicable, in connection with the completion of the Company’s initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating the rights of holders of the Class A ordinary shares; (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame); and (iv) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination. Each of the Anchor Investors has entered into an investment agreement with the Company pursuant to which they have agreed that any Founder Shares held by them are (i) not entitled to redemption rights in connection with the completion of the Company’s initial Business Combination or in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the Trust Account with respect to any Founder Shares the Anchor Investor holds in the event the Company fails to complete its initial Business Combination within the Combination Period or during any Extension Period.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $1,341,543 of cash and a working capital deficit of $5,035,521.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans (as defined below) as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the Russia-Ukraine war and macroeconomic conditions and their effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and uncertainties

Management continues to evaluate the impact of the ongoing conflict between Russia and Ukraine and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) which provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

Investments held in Trust Account

Trading securities in the Trust Account were invested in U.S. Treasury Securities and marketable securities which are reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account are determined using quoted market prices in active markets.

Share Based Compensation

The Company accounts for the transfer of Founder Shares to the Company’s officers and independent directors in accordance with ASC Topic 718, “Compensation-Stock Compensation”. The awards have a performance condition that requires the consummation of an initial business combination to fully vest. As the performance condition is not probable and will likely not become probable until the consummation of an initial business combination, the Company will defer recognition of the compensation costs until the consummation of an initial business combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 22,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. During the three months ended March 31, 2023 and 2022, the Company recorded accretion of $4,717,871 and $41,520, respectively, which were recorded within accumulated deficit.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of professional and registration fees that are related to the IPO. Upon the completion of the IPO, the offering costs were allocated between the Company's Class A ordinary shares and the public warrants. The costs allocated to the public warrants amounting to $520,432 were recognized in other expenses and those related to the Company's Class A ordinary shares amounting to $12,604,222 were charged against the carrying value of the Class A ordinary shares.

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

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheets.

Net Income (Loss) per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary share and income (loss) per Class B non-redeemable ordinary share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and founder non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the Class B non-redeemable ordinary shares for the three months ended March 31, 2023, reflective of the respective participation rights.

The earnings per share presented in the statements of operations for the three months ended March 31, 2023 is based on the following:

Three Months Ended
March 31, 2023
Net loss	$(1,944,607)
Accretion of temporary equity to redemption value	(4,717,871)
Net loss including accretion of temporary equity to redemption value	$(6,662,478)

	Three Months Ended
	March 31, 2023
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(5,329,983)	$(1,332,495)
Allocation of accretion of temporary equity to redeemable shares	4,717,871	—
Allocation of net income	$(612,112)	$(1,332,495)

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net loss per share	$(0.03)	$(0.24)

The earnings per share presented in the statements of operations for the three months ended March 31, 2022 is based on the following:

Three Months Ended
March 31, 2022
Net income	$576,936
Accretion of temporary equity to redemption value	(41,520)
Net income including accretion of temporary equity to redemption value	$535,416

	Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$428,333	$107,083
Allocation of accretion of temporary equity to redeemable shares	41,520	—
Allocation of net income	$469,853	$107,083

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.02	$0.02

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for smaller reporting companies as defined in Item 10(f)(1) of Regulation S-K, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Derivative Financial instruments

Warrants

On March 31, 2023 and December 31, 2022, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price (as described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 4 - Related Party Transactions

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2023 and December 31, 2022, the Company had no Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the date that securities of the Company were first listed on the New York Stock Exchange, October 22, 2021. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company incurred and accrued $42,000 and $168,000, respectively, under the Administrative Services Agreement as due to related party on the balance sheets and as administrative expenses - related party in the statements of operations.

Payables to Related Parties

The due to related party balance consists of administrative fees incurred, but not yet paid, through March 31, 2023 and December 31, 2022 and payable to the Sponsor for amounts paid on the Company’s behalf. As of March 31, 2023 and December 31, 2022, the Company had a due to related party payable of $242,139 and $200,530, respectively.

Promissory Notes – Related Party

On January 23, 2023, the Company issued the Extension Note in the principal amount of $2,250,000 to the Sponsor.

On March 15, 2023, the Company issued a non-convertible unsecured promissory note in the principal amount of $1,100,000 to the Sponsor (the “March 2023 Promissory Note” and together with the Extension Note, the “Promissory Notes”).

The Promissory Notes are non-interest bearing and due on the earlier of (i) December 31, 2023, (ii) the date the Company consummates an initial Business Combination, or (iii) within three days of the receipt of any funds received from a break-fee, termination fee or similar arrangement with a target company related to a potential Business Combination. If a Business Combination is not consummated, amounts outstanding under the Promissory Notes will not be repaid and all amounts owed will be forgiven, except to the extent that cash is available outside of the Trust Account to satisfy the obligation. As of March 31, 2023, an aggregate of $3,350,000, the aggregate amount available under the Promissory Notes, was outstanding.

Note 5 - Commitments and Contingencies

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

Note 6 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 22,500,000 Class A ordinary shares issued and outstanding, including 22,500,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets.

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

As of March 31, 2023 and December 31, 2022, there were 5,625,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of March 31, 2023, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of March 31, 2023 was $6,719,250.

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

Note 7 – Fair Value of Financial Instruments

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$235,313,162	$235,313,162	$—	$—

Liabilities:
Warrant liabilities - Public Warrants	$1,462,500	$1,462,500	$—	$—
Warrant liabilities - Private Placement Warrants	1,140,750	—	1,140,750	—
Total Liabilities	$2,603,250	$1,462,500	$1,140,750	$—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$230,595,291	$230,595,291	—	—

Liabilities:
Warrant liabilities - Public Warrants	$280,125	$280,125	$—	$—
Warrant liabilities - Private Placement Warrants	218,498	—	218,498	—
Total Liabilities	$498,623	$280,125	$218,498	$—

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

The following table presents the changes in the fair value of our liabilities classified as Level 3 as of March 31, 2023 and December 31, 2022:

Warrant
Liability
Level 3 Derivative warrant liabilities as of December 31, 2021	$4,748,250
Transfer of Private Placement Warrant liability to Level 2	(4,387,500)
Change in fair value	(360,750)
Level 3 Derivative warrant liabilities as of December 31, 2022	$—
Change in fair value	—
Level 3 Derivative warrant liabilities as of March 31, 2023	$—

Note 8 - Subsequent Events

On April 19, 2023, the Company's shareholders approved of the adoption of the second amended and restated articles of association in the form proposed, to among other things (i) make certain updates to reflect the decision by the board of directors of the Company (the "Board") to exercise the first extension option pursuant to which the date by which the Company has to consummate an initial Business Combination was extended from January 26, 2023 to April 26, 2023 (being the date falling 18 months after the consummation of the Company's IPO), (ii) amend the amount which the Sponsor is required to deposit in the Trust Account in order to exercise the second extension option to extend the date by which the Company has to consummate a Business Combination to July 26, 2023 to $0.10 per Class A ordinary share then in issue (after giving effect to any redemptions of such shares which are tendered for redemption in connection with the results of the Company’s extraordinary general meeting held on April 19, 2023), (iii) insert a third extension option to enable the Board to extend the date by which the Company has to consummate a Business Combination from July 26, 2023 to December 31, 2023 and (iv) insert a voluntary redemption right in favor of the holders of the Company's Class A ordinary shares then in issue enabling public shareholders to redeem such shares on July 26, 2023 for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account not previously released to the Company to pay its taxes, divided by the number of Class A ordinary shares then in issue, if the Board elects to exercise the extension until December 31, 2023.

Upon Board approval of an extension to July 26, 2023, the Sponsor deposited $719,907 into the Trust Account on April 24, 2023, representing $0.10 per Class A ordinary share. Shareholders holding 15,300,927 shares of Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $160,337,374 was withdrawn and paid to such shareholders, with approximately $75,438,597 remaining in the Company's Trust Account. Following the redemption, 7,199,073 of the Company's Class A ordinary shares remained outstanding.

On April 24, 2023, the Company issued the April 2023 Extension Note in the principal amount of $719,907 to the Sponsor. The Sponsor deposited the funds into the Trust Account in connection with the Extension (as defined below) for the Company on April 24, 2023. The April 2023 Extension Note was issued in connection with the decision by the Board to exercise the second extension option in accordance with the Company's second amended and restated memorandum and articles of association and to extend the date by which the Company must consummate a Business Combination transaction from April 26, 2023 to July 26, 2023 (the "Extension").The April 2023 Extension Note bears no interest and is repayable in full upon the earliest of December 31, 2023, the date on which the Company consummates a Business Consummation, or within three (3) business days of the receipt by the Company of a break-free, termination fee or similar arrangement in connection with a potential Business Combination. If the Company does not consummate a Business Combination, the April 2023 Extension Note will not be repaid and all amounts owed under the April 2023 Extension Note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Pursuant to our second amended and restated memorandum and articles of association, if we have not completed our initial business combination within 18 months (extendable at our sponsor’s option up to 21 months) from the closing of our initial public offering, or April 26, 2023 (without extensions), we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (as defined below), including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As indicated in the financial statements, as of March 31, 2023, we had cash of $1,341,543. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from March 30, 2021 (inception) through March 31, 2023 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

For the three months ended March 31, 2023, we had net loss of $1,944,607 which consisted of listing expenses of $24,426, administrative expenses of $101,791, legal and accounting expenses of $2,132,103, and insurance expense of $49,531, and a $2,104,627 change in the fair value of warrant liabilities, offset by interest and dividend income on marketable securities held in Trust Account of $2,467,871.

For the three months ended March 31, 2022, we had net income of $576,936, which consisted of listing expenses of $21,250, administrative expenses of $53,893, legal and accounting expenses of $246,958, and insurance expense of $178,233, offset by an unrealized gain on fair value changes of warrants of $1,035,750 and realized gains on marketable securities held in the Trust Account of $41,520.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had $1,341,543 in cash held outside of the Trust Account and a working capital deficit of $5,035,521.

Following our initial public offering and the sale of warrants in a private placement (the “private placement warrants”) to the Sponsor, a total of $227,250,000 was placed in the Trust Account.

For the three months ended March 31, 2023, net cash provided by operating activities was $1,387,052. Net loss of $1,944,607 was increased by accrued interest and dividends on marketable securities held in the Trust Account of $893,395 and offset by an unrealized loss on the change in fair value of warrant liability of $2,104,627 and changes in operating assets and liabilities of $2,120,427.

As of March 31, 2023, we had marketable securities held in the Trust Account of $235,313,162 (including $2,250,000 of deposits related to the extension payment and $5,813,162 of interest, dividends and realized gains on marketable securities from October 21, 2021 through March 31, 2023) consisting of securities held in Treasury Securities and a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2023, we had cash of $1,341,543 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. As of March 31, 2023, we did not have any outstanding working capital loans.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any additional critical accounting estimates that were not disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective because of the material weakness identified as of December 31, 2022 and previously disclosed in our Annual Report on Form 10-K in internal control over financial reporting that continues to exist as of March 31, 2023.

The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the presentation of our statements of cash flows.

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

Remediation Plan

Our chief financial officer will perform additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee. There can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until the remediation plan has been completed and operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses identified and described above will continue to exist.

Changes in Internal Control over Financial Reporting

Other than the remediation plan discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Following our initial public offering and the sale of the private placement warrants, a total of $227,250,000 of the net proceeds from the sale of the units and private placement warrants was deposited in the Trust Account. Transaction costs related to the consummation of the initial public offering amounted to $13,124,654, consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions, and $749,654 of other offering costs. In addition, as of March 31, 2023, $1,341,543 of cash was held outside of the Trust Account and was available for working capital purposes.

For a description of the use of the net proceeds from our initial public offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report or incorporated herein by reference.

Exhibit Number	Description

3.1	Second Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).
4.4

Warrant Agreement, dated October 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

10.1

Promissory Note for Extension Payment, dated as of January 23, 2023, issued to Pegasus Digital Mobility Sponsor LLC, as amended and restated on March 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40945) filed on March 15, 2023).

10.2

Promissory Note, dated as of March 15, 2023, issued to Pegasus Digital Mobility Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-40945) filed on March 15, 2023).

10.3	Promissory Note, dated as of April 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40945) filed on April 24, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Dated: May 19, 2023	Pegasus Digital Mobility Acquisition Corp.

	By:	/s/ Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
	Name:	Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Dated: May 19, 2023	By:	/s/ F. Jeremey Mistry
	Name:	F. Jeremey Mistry
	Title:	Chief Financial Officer and Secretary