Form 10-Q
period 2023-06-30
Pegasus Digital Mobility Acquisition Corp.
filed 2023-08-14
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the registrant had 5,003,218 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	4
	Condensed Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Six Months Ended June 30, 2023 and 2022	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$444,059	$428,967
Prepaid expenses	48,851	61,381
Total current assets	492,910	490,348
Non-current assets
Marketable securities held in Trust Account	76,959,827	230,595,291
Total non-current assets	76,959,827	230,595,291
Total Assets	$77,452,737	$231,085,639

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$650,023	$297,739
Accrued expenses	1,037,564	469,749
Due to related party	284,532	200,530
Promissory note- related party	5,469,907	—
Total current liabilities	7,442,026	968,018
Non-current liabilities
Warrant liabilities	2,372,500	498,623
Deferred underwriting commissions	7,875,000	7,875,000
Total non-current liabilities	10,247,500	8,373,623
Total Liabilities	17,689,526	9,341,641

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 7,199,073 and 22,500,000 shares issued and outstanding at redemption value as of June 30, 2023 and December 31, 2022, respectively	76,959,827	230,595,291

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 7,199,073 and 22,500,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563	563
Additional paid-in capital	—	—
Accumulated deficit	(17,197,179)	(8,851,856)
Total Shareholders’ Deficit	(17,196,616)	(8,851,293)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$77,452,737	$231,085,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Listing fee amortization expense	$24,426	$21,250	$48,852	$42,500
Administrative expenses – related party	42,000	42,000	84,000	84,000
Administrative expenses – other	393,761	52,387	453,552	64,280
Legal and accounting expenses	703,849	65,473	2,835,952	312,431
Insurance expense	—	178,233	49,531	356,467
Operating expenses	1,164,036	359,343	3,471,887	859,678
Loss from operations	(1,164,036)	(359,343)	(3,471,887)	(859,678)

Other income (loss):
Change in fair value of warrant liability	(159,928)	1,602,000	(2,264,555)	2,637,750
Interest and dividend income on marketable securities held in Trust Account	1,264,132	238,315	3,732,003	279,836
Loss on foreign exchange conversion	(29,652)	—	(29,652)	—
Total other income, net	1,074,552	1,840,315	1,437,796	2,917,586
Net (loss) income	$(89,484)	$1,480,972	$(2,034,091)	$2,057,908

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	10,561,914	22,500,000	16,497,979	22,500,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.05	$0.01	$0.08
Weighted average shares outstanding, Class B ordinary shares	5,625,000	5,625,000	5,625,000	5,625,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.13)	$0.04	$(0.39)	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	22,500,000	$230,595,291	5,625,000	$563	$—	$(8,851,856)	$(8,851,293)
Accretion of Class A ordinary shares to redemption value	—	4,717,871	—	—	—	(4,717,871)	(4,717,871)
Net loss	—	—	—	—	—	(1,944,607)	(1,944,607)
Balance - March 31, 2023	22,500,000	235,313,162	5,625,000	563	—	(15,514,334)	(15,513,771)
Equity award grant of Private Placement Warrants	—	—	—	—	390,678	—	390,678
Redemption of Class A ordinary shares	(15,300,927)	(160,337,374)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	1,984,039	—	—	(390,678)	(1,593,361)	(1,984,039)
Net loss	—	—	—	—	—	(89,484)	(89,484)
Balance - June 30, 2023	7,199,073	$76,959,827	5,625,000	$563	$—	$(17,197,179)	$(17,196,616)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)
Accretion of Class A ordinary shares to redemption value	—	41,520	—	—	—	(41,520)	(41,520)
Net income	—	—	—	—	—	576,936	576,936
Balance - March 31, 2022	22,500,000	227,303,571	5,625,000	563	—	(16,821,768)	(16,821,205)
Accretion of Class A ordinary shares to redemption value	—	238,316	—	—	—	(238,316)	(238,316)
Net income	—	—	—	—	—	1,480,972	1,480,972
Balance - June 30, 2022	22,500,000	$227,541,887	5,625,000	$563	$—	$(15,579,112)	$(15,578,549)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,034,091)	$2,057,908
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Accrued interest and dividends on marketable securities held in Trust Account	(314,117)	(80,201)
Realized gain on marketable securities held in Trust Account	—	(199,635)
Fair value changes of warrants	2,264,555	(2,637,750)
Changes in operating assets and liabilities:
Prepaid expenses	12,530	324,929
Accounts payable	352,284	199,668
Accrued expenses	567,815	(183,219)
Due to related party	84,002	73,363
Net cash provided by (used in) operating activities	932,978	(444,937)

Cash flow from investing activities:
Proceeds from redemption of marketable securities	160,337,374	114,682,000
Payment for purchase of marketable securities	(6,387,793)	(114,682,000)
Net cash provided by investing activities	153,949,581	—

Cash flow from financing activities:
Proceeds from promissory note – related party	5,469,907	—
Payment of Class A ordinary shareholder redemptions	(160,337,374)	—
Net cash used in financing activities	(154,867,467)	—

Net Change in Cash	15,092	(444,937)
Cash - Beginning	428,967	1,031,397
Cash - Ending	$444,059	$586,460

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$6,701,910	$279,836
Fair value of equity award grant of Private Placement Warrants	$390,678	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”), and, since the completion of the IPO, a search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividends on cash, cash equivalents, and marketable securities from the proceeds derived from the IPO.

The Company’s sponsor is Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). Pegasus Topco B.V. is a Dutch private limited liability company and wholly-owned subsidiary of the Company (“TopCo”). The Company and TopCo’s financial statements are presented on a condensed consolidated basis.

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

Transaction costs related to the consummation of the IPO on October 26, 2021, amounted to $13,124,654 consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions, and $749,654 of other offering costs.

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

In April 2023, shareholders holding 15,300,927 shares of Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $160,337,374 was withdrawn from the Trust and paid to such shareholders. As of June 30, 2023, $76,959,827 remains in the Company’s Trust Account. Following the redemption, 7,199,073 of the Company’s Class A ordinary shares remained outstanding.

Trust Account

Following the closing of the IPO on October 26, 2021, and the underwriters’ partial exercise of the over-allotment option on November 8, 2021, $227,250,000 ($10.10 per Unit) of the net proceeds from the sale of the Units in the IPO and a portion of the net proceeds from the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) and were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released to the Company from the Trust Account until the earliest to occur of: (a) the completion of its initial Business Combination, (b) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of its Class A ordinary shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO, which is extendable at the Sponsor’s option up to 21 months as described below (the “Combination Period”) or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (c) the redemption of its Class A ordinary shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law.

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

On January 23, 2023, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $2,250,000 to the Sponsor (see Note 4). The Sponsor deposited the funds into the Trust Account. The Extension Note was issued in connection with the decision by the Company’s board of directors to exercise the first extension option in accordance with the Company’s amended and restated memorandum and articles of association and to extend the date by which the Company must consummate a Business Combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the IPO) (the “First Extension Option”). The Extension Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. If the Company does not consummate a Business Combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. On March 15, 2023, the Company amended and restated certain provisions of the Extension Note to align the terms of the Extension Note with the March 2023 Promissory Note (as defined below).

On April 19, 2023, the Company’s shareholders approved of the adoption of the second amended and restated articles of association in the form proposed, to among other things (i) make certain updates to reflect the decision by the board of directors to exercise the First Extension Option pursuant to which the date by which the Company had to consummate an initial Business Combination was extended from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the Company’s IPO), (ii) amend the amount which the Sponsor is required to deposit in the Trust Account in order to exercise the second extension option to extend the date by which the Company has to consummate a Business Combination from April 26, 2023 to July 26, 2023 (the “Second Extension Option”) to $0.10 per Class A ordinary share then in issue (after giving effect to any redemptions of such shares which are tendered for redemption in connection with the results of the Company’s extraordinary general meeting held on April 19, 2023), (iii) insert a third extension option to enable the board of directors to extend the date by which the Company has to consummate a Business Combination from July 26, 2023 to December 31, 2023 (the “Third Extension Option”), and (iv) insert a voluntary redemption right in favor of the holders of the Company’s Class A ordinary shares then in issue enabling public shareholders to redeem such shares on July 26, 2023 for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account not previously released to the Company to pay its taxes, divided by the number of Class A ordinary shares then in issue, if the board of directors elects to exercise the Third Extension Option.

On April 24, 2023, the Company issued a non-convertible unsecured promissory note (the “April 2023 Extension Note”) in the principal amount of $719,907 to the Sponsor (see Note 4). The Sponsor deposited the funds into the Trust Account on April 28, 2023. The April 2023 Extension Note was issued in connection with the board of director’s exercise of the Second Extension Option under the second amended and restated articles of association to extend the date by which the Company must consummate a Business Combination transaction from April 26, 2023 to July 26, 2023 (i.e., for a period of time ending 21 months after the consummation of the IPO). The April 2023 Extension Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. If the Company does not consummate a Business Combination, the April 2023 Extension Note will not be repaid and all amounts owed under the April 2023 Extension Note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

With the exercise of the First Extension Option and Second Extension Option, the Company would have had until 21 months from the closing of the IPO, or July 26, 2023, to consummate the initial Business Combination. On July 14, 2023, the board of directors elected to exercise the Third Extension Option to extend the date by which the Company must consummate a Business Combination transaction from July 26, 2023 to December 31, 2023 (See Note 8).

On May 31, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Gebr. SCHMID GmbH, a German limited liability company (“Schmid”), TopCo and Pegasus MergerSub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of TopCo (“Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby (the “Transactions”) were approved by the boards of directors of each of the Company, TopCo and Merger Sub as well as by Anette Schmid and Christian Schmid, the shareholders of Schmid (each a “Schmid Shareholder” and, collectively, the “Schmid Shareholders”).

Pursuant to the Business Combination Agreement, the Company would merge with and into Merger Sub pursuant to Part XVI of the Cayman Companies Act (the “Merger”), with Merger Sub as the surviving company in the Merger, and each issued and outstanding Eligible Pegasus Share (as defined in the Business Combination Agreement) will be automatically cancelled and extinguished in exchange for the Merger Consideration as defined and detailed in the Business Combination Agreement (such issuance, together with the Merger, the “Schmid Business Combination”) and each warrant issued by the Company (the “Pegasus Warrant”) that is outstanding immediately prior to the time the Merger becomes effective (the “Effective Time”) will, immediately following the completion of the Schmid Business Combination, represent a warrant on the same contractual terms and conditions as were in effect with respect to such Pegasus Warrant immediately prior to the Effective Time under the terms of the Warrant Agreement, as applicable, that is exercisable for an equivalent number of ordinary shares in the share capital of TopCo (“TopCo Ordinary Shares”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement. Immediately after giving effect to the Schmid Business Combination, the Schmid Shareholders shall contribute their shares of common stock of the Company to Topco in return for such number of TopCo Ordinary Shares equal to the number of shares defined in the Schmid Business Combination (the “Exchange”). Immediately after giving effect to the Exchange, a notarial deed will be executed by a Dutch notary in order to change the legal form of TopCo from a private limited liability company to a public limited liability company and TopCo is currently intended to be renamed to “Schmid Group N.V.”.

The obligations of the Company, TopCo, Schmid, and Merger Sub (each a “Party” and, collectively, the “Parties”) to consummate the Transactions are subject to the satisfaction or, if permitted by applicable law, waiver by the Party for whose benefit such condition exists of various conditions, including: (a) no legal restraint or prohibition preventing the consummation of the Transactions shall be in effect; (b) the Registration Statement/Proxy Statement shall have become effective; (c) the Transaction Proposals (as defined in the Business Combination Agreement) shall have been approved by the Company’s shareholders; (d) the Company’s shareholders shall have approved the execution of the Business Combination Agreement and execution of the transactions contemplated hereby and certain other matters related to the implementation of the Transactions and such approval shall continue to be in full force and effect; (e) after giving effect to the Transactions, TopCo shall have at least U.S.$5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Transactions (the “Closing”); and (f) TopCo shall receive a minimum of U.S.$35,000,000 in cash from the Transactions (from cash held in trust or private investments in public equity (PIPE)).

Concurrently with the execution of the Business Combination Agreement and the fulfilment of the conditions precedent set forth in the Business Combination Agreement, each of the Schmid Shareholders irrevocably and unconditionally undertook (the “Schmid Shareholders Undertakings”) and agreed in each case to the extent legally possible and permissible (a) to fully support and implement the Transactions in relation to which such Schmid Shareholders’ support or participation is required or appropriate, (b) to omit any actions that could be of detriment to the implementation of the Transactions, (c) to vote or cause to be voted all of such Schmid Shareholder’s Company Shares (as defined in the Schmid Shareholders’ Undertakings) against any resolution that would reasonably be expected to impede or adversely affect the Transactions in any way, or result in a breach of any undertaking, representation or warranty of such Shareholder contained in the Schmid Shareholders’ Undertakings, and (d) to contribute its respective shares of the Company to TopCo in exchange for shares of TopCo substantially in accordance with the exchange table and the exchange ratio as set forth therein, in each case, on the terms and subject to the conditions set forth in the Schmid Shareholders’ Undertakings.

Concurrently with the execution of the Business Combination Agreement, each Schmid Shareholder entered into a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which they agreed not to, without the prior written consent of the board of directors of TopCo, effect any transaction or enter into any arrangement that is designed to or that reasonably could be expected to lead to or result in a sale or disposition of any ordinary shares in the share capital of TopCo held by them immediately after the Closing, nor to publicly announce any intention to effect or enter the same, during the period beginning on the Closing and ending on the date that is one year after the Closing (the “Lock-Up Period”) on the terms and subject to the conditions set forth in the Lock-Up Agreement.

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, Schmid and certain individuals party thereto (comprising the officers and directors of the Company) (each, an “Insider”) entered into a Sponsor Agreement, pursuant to which, among other things, the Sponsor and the Insiders agreed to (i) vote in favor of all of the transaction proposals to be voted upon at the meeting of the Company’s shareholders, including approval of the Agreement and the Transactions, (ii) waive certain adjustments to the conversion ratio and other anti-dilution protections set forth in the governing documents of the Company with respect to the Founders Shares owned by such Sponsor and Insider, (iii) be bound by certain transfer restrictions with respect to their Company shares prior to the Closing, (iv) to use 2,812,500 of the existing Founders Shares (half of the existing Founders Shares) to negotiate non-redemption agreements with certain holders of the Company’s Class A ordinary shares or to enter into PIPE subscription agreements with investors, and (v) be bound by certain lock-up provisions during the Lock-Up Period with respect to any shares or warrants of TopCo received in exchange for holdings in the Company in connection with the Transactions, in each case on the terms and subject to the conditions set forth therein.

The Company and TopCo are in ongoing discussions with investors as part of potential PIPE transactions. In case PIPE investors are committing to subscribe shares or instruments convertible into shares, the issuance of subscribed shares or such other instruments by such PIPE investors are intended to be completed substantially concurrent to the Transactions.

At the Closing, the Company, the Sponsor, TopCo, and the Schmid Shareholders would enter into an amended restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and the Schmid Shareholders would be granted certain customary registration rights with respect to their TopCo Ordinary Shares, in each case, on the terms and subject to the conditions set forth in the Registration Rights Agreement.

TopCo, the Company and Continental Stock Transfer & Trust Company, the Company’s warrant agent, would enter into a warrant assumption agreement (the “Warrant Assumption Agreement”) immediately following the completion of the Transactions, pursuant to which, among other things, the Company would assign all of its right, title and interest in and to, and TopCo would assume all of the Company’s liabilities and obligations under, the Warrant Agreement. As a result of such assumption, following the execution of the Warrant Assumption Agreement, each Pegasus Warrant would be exchanged for a warrant to purchase TopCo Ordinary Shares on the terms and conditions of the Warrant Assumption Agreement.

Concurrently with the execution of the Business Combination Agreement, the Sponsor and certain directors and officers of the Company entered into a warrant grant agreement transferring 1,775,000 private warrants held by the Sponsor to such directors and officers, subject to certain conditions.

On May 31, 2023, the Company issued a non-convertible unsecured promissory note (the “May 2023 Promissory Note”) in the principal amount of $1,400,000 to the Sponsor. The May 2023 Promissory Note was issued in connection with the decision by the Company’s board of directors to approve the Business Combination Agreement and to provide additional working capital to the Company.

The Company would provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company would seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the board of directors of the Company, in its sole discretion. The Company will proceed with the Business Combination if the Company would have net tangible assets of at least $5,000,001 upon such consummation of the Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company would also provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then deposited in the Trust Account calculated as of two business days prior to the completion of its initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then-issued and outstanding Class A ordinary shares that were sold as part of the Units in the IPO, which the Company refers to collectively as its Class A ordinary shares, subject to the limitations described herein. If the Company has not completed its initial Business Combination within the Combination Period, the Company would redeem 100% of the Class A ordinary shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then-issued and outstanding Class A ordinary shares, subject to applicable law and as further described herein.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”, and subsequently accreted to redemption value. In such case, the Company is expected to proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of the Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The initial shareholders, directors, officers and advisors agreed to waive: (i) their redemption rights with respect to any Founder Shares and Class A ordinary shares held by them, as applicable, in connection with the completion of the Company’s initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Class A ordinary shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Class A ordinary shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating the rights of holders of the Class A ordinary shares; (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any Class A ordinary shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame); and (iv) vote their Founder Shares and any Class A ordinary shares purchased during or after the IPO in favor of the Company’s initial Business Combination. Each of the Anchor Investor entered into an investment agreement with the Company pursuant to which they agreed that any Founder Shares held by them are (i) not entitled to redemption rights in connection with the completion of the Company’s initial Business Combination or in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the Trust Account with respect to any Founder Shares the Anchor Investor holds in the event the Company fails to complete its initial Business Combination within the Combination Period or during any Extension Period.

The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Class A ordinary share or (2) such lesser amount per Class A ordinary share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company, and, therefore, the Sponsor may not be able to satisfy its obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Going Concern

As of June 30, 2023, the Company had $444,059 in cash and a working capital deficit of $6,949,116.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans (as defined below) as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the Russia-Ukraine war and other macroeconomic conditions and their effect on the Company’s financial position, results of its operations and/or the completion of the Business Combination.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and uncertainties

Management continues to evaluate the impact of the ongoing conflict between Russia and Ukraine and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or ability to consummate an initial Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Although our financial results have not yet been adversely affected by the war in Ukraine, and we do not conduct business in Russia or Ukraine, our financial results, our ability to raise capital or raise capital on favorable terms, and a potential target business’s financial condition, results of operations, or prospects, may be adversely affected by Russia’s invasion of Ukraine. In addition, the United States and other nations have raised the possibility of sanctions on China, Chinese banks, and companies with operations in China that do business with Russia or its allies, including Belarus. Although we do not conduct business in Russia or Belarus, or with Russian or Belarusian counterparties, we may be impacted by sanctions imposed on third parties. Our operations may also be adversely impacted by any actions taken by China in response to the war or any related sanctions or threatened sanctions. Such actual or threatened sanctions and other geopolitical factors arising in connection with the way, such as continued political or economic instability or increased economic or political tensions between the United States and China, could also adversely affect our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our ordinary shares and/or a potential target business’s financial condition, results of operations, or prospects.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents.

Investments held in Trust Account

Trading securities in the Trust Account were invested in U.S. Treasury Securities and marketable securities, which are reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account are determined using quoted market prices in active markets.

Share Based Compensation

The Company accounted for the transfer of Founder Shares to the Company’s officers and independent directors in accordance with ASC Topic 718, “Compensation-Stock Compensation”. The awards have a performance condition that requires the consummation of an initial Business Combination to fully vest. As the performance condition is not probable and will likely not become probable until the consummation of an initial Business Combination, the Company will defer recognition of the compensation costs until the consummation of an initial Business Combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts as of the date of this Quarterly Report.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 7,199,073 and 22,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, respectively, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. During the three and six months ended June 30, 2023, the Company recorded accretion of $1,984,039 and $6,701,910, respectively, which were recorded within accumulated deficit. During the three and six months ended June 30, 2022, the Company recorded accretion of $238,316 and $279,836, respectively, which were recorded within accumulated deficit.

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

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheets.

Net Income (Loss) per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary share and income (loss) per Class B non-redeemable ordinary share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and founder non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 65% and 75% for the Class A redeemable ordinary shares and 35% and 25% for the Class B non-redeemable ordinary shares for the three months and six ended June 30, 2023, respectively, reflective of the weighted average shares outstanding for each period. The Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the Class B non-redeemable ordinary shares for the three months and six ended June 30, 2022, reflective of the respective participation rights.

The earnings per share presented in the statements of operations for the three and six months ended June 30, 2023 is based on the following:

Three Months Ended
June 30, 2023
Net loss	$(89,484)
Accretion of temporary equity to redemption value	(1,984,039)
Net loss including accretion of temporary equity to redemption value	$(2,073,523)

	Three Months Ended
	June 30, 2023
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,352,968)	$(720,555)
Allocation of accretion of temporary equity to redeemable shares	1,984,039	—
Allocation of net income (loss)	$631,071	$(720,555)

Denominator:
Weighted average shares outstanding	10,561,914	5,625,000
Basic and diluted net income (loss) per share	$0.06	$(0.13)

Six Months Ended
June 30, 2023
Net loss	$(2,034,091)
Accretion of temporary equity to redemption value	(6,701,910)
Net loss including accretion of temporary equity to redemption value	$(8,736,001)

	Six Months Ended
	June 30, 2023
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(6,514,781)	$(2,221,220)
Allocation of accretion of temporary equity to redeemable shares	6,701,910	—
Allocation of net income (loss)	$187,129	$(2,221,220)

Denominator:
Weighted average shares outstanding	16,497,919	5,625,000
Basic and diluted net income (loss) per share	$0.01	$(0.39)

The earnings per share presented in the statements of operations for the three and six months ended June 30, 2022 is based on the following:

Three Months Ended
June 30, 2022
Net income	$1,480,972
Accretion of temporary equity to redemption value	(238,316)
Net income including accretion of temporary equity to redemption value	$1,242,656

	Three Months Ended
	June 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$994,124	$248,532
Allocation of accretion of temporary equity to redeemable shares	238,316	—
Allocation of net income	$1,232,440	$248,532

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.05	$0.04

Six Months Ended
June 30, 2022
Net income	$2,057,908
Accretion of temporary equity to redemption value	(279,836)
Net income including accretion of temporary equity to redemption value	$1,778,072

	Six Months Ended
	June 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$1,422,457	$355,615
Allocation of accretion of temporary equity to redeemable shares	279,836	—
Allocation of net income	$1,702,293	$355,615

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.08	$0.06

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024, for smaller reporting companies as defined in Item 10(f)(1) of Regulation S-K, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Derivative Financial Instruments

Warrants

On June 30, 2023 and December 31, 2022, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price (as described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 4 - Related Party Transactions

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds from the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2023 and December 31, 2022, the Company had no Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the date that securities of the Company were first listed on the New York Stock Exchange, or October 22, 2021. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2023 and 2022, the Company incurred and accrued $42,000 and $84,000, respectively, under the Administrative Services Agreement as due to related party on the balance sheets and as administrative expenses - related party in the statements of operations.

Payables to Related Parties

The due to related party balance consists of administrative fees incurred, but not yet paid, through June 30, 2023 and December 31, 2022 and payable to the Sponsor for amounts paid on the Company’s behalf. As of June 30, 2023 and December 31, 2022, the Company had a due to related party payable of $284,532 and $200,530, respectively.

Promissory Notes – Related Party

On January 23, 2023, the Company issued the Extension Note in the principal amount of $2,250,000 to the Sponsor.

On March 15, 2023, the Company issued a non-convertible unsecured promissory note in the principal amount of $1,100,000 to the Sponsor (the “March 2023 Promissory Note” and together with the Extension Note, the April 2023 Extension Note, and the May 2023 Promissory Note, the “Promissory Notes”).

On April 24, 2023, the Company issued the April 2023 Extension Note in the principal amount of $719,907 to the Sponsor.

On May 31, 2023, the Company issued the May 2023 Promissory Note in the principal amount of $1,400,000 to the Sponsor.

The Promissory Notes are non-interest bearing and due on the earlier of (i) December 31, 2023, (ii) the date the Company consummates an initial Business Combination, or (iii) within three days of the receipt of any funds received from a break-fee, termination fee or similar arrangement with a target company related to a potential Business Combination. If a Business Combination is not consummated, amounts outstanding under the Promissory Notes will not be repaid and all amounts owed will be forgiven, except to the extent that cash is available outside of the Trust Account to satisfy the obligation. As of June 30, 2023, an aggregate of $5,469,907, which is the aggregate amount available under the Promissory Notes, was outstanding.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments.

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

Additionally, the underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO totaling $7,000,000 upon the completion of the Company’s initial Business Combination.

Note 6 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the April 2023 Extension, the Company redeemed 15,300,927 Class A ordinary shares from holders of Class A ordinary shares. As of June 30, 2023 and December 31, 2022, there were 7,199,073 and 22,500,000 Class A ordinary shares issued and outstanding, respectively, including 7,199,073 and 22,500,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. Upon the closing of the IPO on October 26, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. Simultaneously with the closing of the IPO, the Sponsor transferred 1,375,000 Class B ordinary shares to the Anchor Investors. On November 4, 2021, the Sponsor sold an aggregate of 843,750 Class B ordinary shares at a price of $0.004 per share and transferred 975,000 Private Placement Warrants to the Company’s officers and independent directors. On May 31, 2023, the Company’s Sponsor transferred an additional 1,775,000 Private Placement Warrants to the Company’s officers and independent directors.

On December 6, 2021, 125,000 of the Class B ordinary shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option.

As of June 30, 2023 and December 31, 2022, there were 5,625,000 Class B ordinary shares issued and outstanding.

The sales or transfers of the Class B ordinary shares and Private Placement Warrants to the Company’s officers and independent directors, as described above, are within the scope of ASC Topic 718, “Compensation-Stock Compensation.” Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Private Placement Warrants transferred on November 4, 2021 and May 31, 2023, which were recorded as a derivative liability, were settled on the grant date, November 4, 2021 and May 31, 2023, respectively. The settlement of the $711,750 derivative liability related to the Private Placement Warrants transferred on November 4, 2021 was recorded in accumulated deficit in the accompanying balance sheet as of December 31, 2021. The settlement of the $390,678 derivative liability related to the Private Placement Warrants transferred on May 31, 2023 was recorded in accumulated deficit in the accompanying balance sheet as of June 30, 2023.

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of June 30, 2023, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of June 30, 2023 and December 31, 2022 was $7,109,928 and $6,719,250, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$76,959,827	$76,959,827	$—	$—

Liabilities:
Warrant liabilities - Public Warrants	$1,462,500	$1,462,500	$—	$—
Warrant liabilities - Private Placement Warrants	910,000	—	910,000	—
Total Liabilities	$2,372,500	$1,462,500	$910,000	$—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$230,595,291	$230,595,291	—	—

Liabilities:
Warrant liabilities - Public Warrants	$280,125	$280,125	$—	$—
Warrant liabilities - Private Placement Warrants	218,498	—	218,498	—
Total Liabilities	$498,623	$280,125	$218,498	$—

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

The following table presents the changes in the fair value of our liabilities classified as Level 3 as of June 30, 2023 and December 31, 2022:

Warrant
Liability
Level 3 Derivative warrant liabilities as of December 31, 2021	$4,748,250
Transfer of Private Placement Warrant liability to Level 2	(4,387,500)
Change in fair value	(360,750)
Level 3 Derivative warrant liabilities as of December 31, 2022	$—
Change in fair value	—
Level 3 Derivative warrant liabilities as of June 30, 2023	$—

Note 8 - Subsequent Events

On July 14, 2023, the board of directors elected to exercise the Third Extension Option, extending the initial Business Combination deadline from July 26, 2023 to December 31, 2023. The Company expects to utilize the further time available to it until December 31, 2023, to consummate the Business Combination.

The Company further announced that its Sponsor voluntarily committed to make a monthly contribution to the Trust Account commencing on August 1, 2023 and paid on the first day of each month thereafter until the earliest of (i) the date on which the Company consummates a Business Combination or (ii) December 31, 2023. Each monthly contribution shall be $150,097, representing $0.03 per Public Share then outstanding. As of the date of this Quarterly Report, the Sponsor had made one monthly contribution.

Pursuant to the Company’s second amended and restated memorandum and articles of association, holders of the Company’s Class A ordinary shares, par value $0.0001 per share, issued in the Company’s initial public offering (the “Public Shares”) had opportunity to redeem their Class A ordinary shares for cash for a pro-rata share of the funds held in the Trust Account in connection with the Company’s announcement of the exercise of the Third Extension Option. On July 26, 2023, holders of 2,195,855 of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account, in the aggregate of $23,555,234. Following the redemption, the Company’s remaining number of issued and outstanding Class A ordinary shares was 5,003,218.

On July 31, 2023, the Company issued a non-convertible unsecured promissory note (the “July 2023 Promissory Note”) in the principal amount of up to $750,482.70 to the Sponsor. The July 2023 Promissory Note was issued in connection with the expected monthly payments by the Sponsor into the Company’s Trust Account. The July 2023 Promissory Note bears no interest and is repayable in full upon the earliest of December 31, 2023, the date on which the Company consummates a Business Combination, or within three (3) business days of the receipt by the Company of a break-free, termination fee or similar arrangement in connection with a potential Business Combination. If the Company does not consummate a Business Combination, the July 2023 Promissory Note will not be repaid, and all amounts owed under the July 2023 Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 30, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (a “business combination”). On May 31, 2023, we entered into a Business Combination Agreement with Gebr. SCHMID GmbH, a German limited liability company (“Schmid”), Pegasus Topco B.V., a Dutch private limited liability company and our wholly-owned subsidiary (“TopCo”), and Pegasus MergerSub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of TopCo (“Merger Sub”), which is subject to numerous conditions, as discussed below under “Recent Developments”. We intend to effectuate our initial business combination using cash from the net proceeds of our initial public offering (the “initial public offering”) and the private placement of the private placement warrants (as defined below), our shares, debt or a combination of cash, equity and debt.

Pursuant to our second amended and restated memorandum and articles of association, if we have not completed our initial business combination by December 31, 2023 (without further extensions, which would require shareholder vote), we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (as defined below), including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As indicated in the financial statements, as of June 30, 2023, we had cash of $444,059. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

On May 31, 2023, we entered into the Business Combination Agreement with Schmid, TopCo and Merger Sub. The Business Combination Agreement and the transactions contemplated thereby (the “Transactions”) were approved by the boards of directors of each of the Company, TopCo and Merger Sub as well as by Anette Schmid and Christian Schmid, the shareholders of Schmid (each a “Schmid Shareholder” and, collectively, the “Schmid Shareholders”).

We will merge with and into Merger Sub pursuant to Part XVI of the Cayman Companies Act (the “Merger”), with Merger Sub as the surviving company in the Merger, and each issued and outstanding Eligible Pegasus Share (as defined in the Business Combination Agreement) will be automatically cancelled and extinguished in exchange for the Merger Consideration as defined and detailed in the Business Combination Agreement (such issuance, together with the Merger, the “Schmid Business Combination”) and each warrant issued by us (the “Pegasus Warrant”) that is outstanding immediately prior to the time the Merger becomes effective (the “Effective Time”) will, immediately following the completion of the Schmid Business Combination, represent a warrant on the same contractual terms and conditions as were in effect with respect to such Pegasus Warrant immediately prior to the Effective Time under the terms of the Warrant Agreement, as applicable, that is exercisable for an equivalent number of ordinary shares in the share capital of TopCo (“TopCo Ordinary Shares”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement. Immediately after giving effect to the Schmid Business Combination, the Schmid Shareholders shall contribute their shares of our stock to Topco in return for such number of TopCo Ordinary Shares equal to the number of shares defined in the Schmid Business Combination (the “Exchange”). Immediately after giving effect to the Exchange, a notarial deed will be executed by a Dutch notary in order to change the legal form of TopCo from a private limited liability company to a public limited liability company and TopCo is currently intended to be renamed to “Schmid Group N.V.”

Our obligations and the obligations of TopCo, Schmid, and Merger Sub to consummate the Transactions are subject to the satisfaction or, if permitted by applicable law, waiver by the Party for whose benefit such condition exists of various conditions, including: (a) no legal restraint or prohibition preventing the consummation of the Transactions shall be in effect; (b) the Registration Statement/Proxy Statement shall have become effective; (c) the Transaction Proposals (as defined in the Business Combination Agreement) shall have been approved by our shareholders; (d) our shareholders shall have approved the execution of the Business Combination Agreement and execution of the transactions contemplated hereby and certain other matters related to the implementation of the Transactions and such approval shall continue to be in full force and effect; (e) after giving effect to the Transactions, TopCo shall have at least U.S.$5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Transactions; and (f) TopCo shall receive a minimum of U.S.$35,000,000 in cash from the Transaction (from cash held in trust or private investments in public equity (PIPE)).

For further information regarding the Business Combination Agreement, see “Item 1 – Note 1 to the Financial Statements – Initial Business Combination.”

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from March 30, 2021 (inception) through June 30, 2023 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

For the three months ended June 30, 2023, we had net loss of $89,484, which consisted of listing expenses of $24,426, administrative expenses of $435,761, legal and accounting expenses of $703,849, a $29,652 foreign exchange currency conversion loss, and a $159,928 loss on the change in fair value of the warrant liability, offset by interest and dividend income on marketable securities held in Trust Account of $1,264,132.

For the six months ended June 30, 2023, we had net loss of $2,034,091, which consisted of listing expenses of $48,852, administrative expenses of $537,552, legal and accounting expenses of $2,835,952, insurance expense of $49,531, a $2,264,555 loss on the change in fair value of the warrant liability, and a $29,652 foreign exchange currency conversion loss, offset by interest and dividend income on marketable securities held in Trust Account of $3,732,003.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had $444,059 in cash held outside of the Trust Account and a working capital deficit of $6,949,116.

Following our initial public offering and the sale of warrants in a private placement (the “private placement warrants”) to the Sponsor, a total of $227,250,000 was placed in the Trust Account.

For the six months ended June 30, 2023, net cash provided by operating activities was $932,978. Net loss of $2,034,091 was increased by accrued interest and dividends on marketable securities held in the Trust Account of $314,117 and offset by an unrealized loss on the change in fair value of warrant liability of $2,264,555 and changes in operating assets and liabilities of $1,016,631.

As of June 30, 2023, we had marketable securities held in the Trust Account of $76,959,827 (including $2,969,907 of deposits related to the extension payments and $3,732,003 of interest, dividends and realized gains on marketable securities for the six months ended June 30, 2023) consisting of securities held in Treasury Securities and a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of June 30, 2023, we had cash of $444,059 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. As of June 30, 2023, we did not have any outstanding working capital loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective because of material weaknesses identified as of December 31, 2022 and June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of our statements of cash flows, which continued to exist as of June 30, 2023. In addition, as of June 30, 2023, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of net income (loss) per ordinary share within our financial statements.

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

Remediation Plan

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a remediation plan to address the material weakness identified as of December 31, 2022. This remediation plan also addresses the additional material weakness identified as of June 30, 2023. Our principal financial officer will continue to perform additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee. Our principal financial officer will perform post-closing review procedures including a review of weighted average shares outstanding and net income (loss) per ordinary share calculations. There can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until the remediation plan has been completed and operated for a sufficient period of time, and subsequent evaluation of its effectiveness is completed, the material weaknesses identified and described above will continue to exist. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Unless specifically stated, this report does not give effect to the proposed Schmid Business Combination and does not contain the risks associated with the proposed Schmid Business Combination. Such risks and effects relating to the proposed Schmid Business Combination will be included in the Registration Statement on Form S-4 that will be filed with the SEC relating to the proposed Schmid Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits.

The following exhibits are filed as part of this report or incorporated herein by reference.

Exhibit Number	Description

2.1

Business Combination Agreement, dated as May 31, 2023, by and among the Company, Gebr. SCHMID GmbH, Pegasus Topco B.V., and Pegasus MergerSub Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).

2.2

Plan of Merger, by and among the Company, Pegasus Topco B.V., and Pegasus MergerSub Corp. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40945) filed on May 19, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).
4.4

Warrant Agreement, dated October 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2021).

4.5

Sponsor Agreement, dated as of May 31, 2023, by and among Pegasus Digital Mobility Sponsor LLC, the Company, Gebr. SCHMID GmbH, Pegasus Topco B.V., and each of the undersigned individuals thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).

4.6

Warrant Grant Agreement, dated as of May 31, 2023, by and among Pegasus Digital Mobility Sponsor LLC and each of the undersigned officers and directors of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).

4.7	Form of Warrant Grant Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.1

Promissory Note for Extension Payment, dated as of January 23, 2023, issued to Pegasus Digital Mobility Sponsor LLC, as amended and restated on March 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on March 15, 2023).

10.2

Promissory Note, dated as of March 15, 2023, issued to Pegasus Digital Mobility Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on March 15, 2023).

10.3

Promissory Note, dated as of April 24, 2023, issued to Pegasus Digital Mobility Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on April 24, 2023).

10.4

Promissory Note, dated as of May 31, 2023, issued to Pegasus Digital Mobility Sponsor LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).

10.5

Promissory Note, dated as of July 31, 2023, issued to Pegasus Digital Mobility Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on July 31, 2023).

10.6

Shareholders’ Undertaking Agreement, dated as of May 31, 2023, by and among the Company, Anette Schmid and Christian Schmid (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).

10.7

Lock-Up Letter, dated as of May 31, 2023, from Christian Schmid and Annette Schmid to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).

10.8	Form of Pipe Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Dated: August 14, 2023	Pegasus Digital Mobility Acquisition Corp.

	By:	/s/ Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
	Name:	Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Dated: August 14, 2023	By:	/s/ F. Jeremey Mistry
	Name:	F. Jeremey Mistry
	Title:	Chief Financial Officer and Secretary