Form 10-Q
period 2023-09-30
Pegasus Digital Mobility Acquisition Corp.
filed 2023-11-14
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 5,003,218 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$355,601	$428,967
Prepaid expenses	24,426	61,381
Total current assets	380,027	490,348
Non-current assets
Marketable securities held in Trust Account	54,654,543	230,595,291
Total non-current assets	54,654,543	230,595,291
Total Assets	$55,034,570	$231,085,639

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$967,136	$297,739
Accrued expenses	1,818,679	469,749
Due to related party	326,532	200,530
Promissory note- related party	6,220,390	—
Total current liabilities	9,332,737	968,018
Non-current liabilities
Warrant liabilities	2,190,000	498,623
Deferred underwriting commissions	2,441,250	7,875,000
Total non-current liabilities	4,631,250	8,373,623
Total Liabilities	13,963,987	9,341,641

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 5,003,218 and 22,500,000 shares issued and outstanding at redemption value as of September 30, 2023 and December 31, 2022, respectively	54,654,543	230,595,291

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 5,003,218 and 22,500,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563	563
Additional paid-in capital	—	—
Accumulated deficit	(13,584,523)	(8,851,856)
Total Shareholders’ Deficit	(13,583,960)	(8,851,293)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$55,034,570	$231,085,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Listing fee amortization expense	$24,426	$21,250	$73,278	$63,750
Administrative expenses – related party	42,000	42,000	126,000	126,000
Administrative expenses – other	269,116	9,847	722,668	74,127
Legal and accounting expenses	1,216,463	72,197	4,052,416	384,628
Insurance expense	—	178,233	49,531	534,700
Operating expenses	1,552,005	323,527	5,023,893	1,183,205
Loss from operations	(1,552,005)	(323,527)	(5,023,893)	(1,183,205)

Other income (loss):
Change in fair value of warrant liability	182,500	4,205,250	(2,082,055)	6,843,000
Interest and dividend income on marketable securities held in Trust Account	799,661	947,639	4,531,664	1,227,475
Loss on foreign exchange conversion	(1,300)	—	(30,951)	—
Total other income, net	980,861	5,152,889	2,418,658	8,070,475
Net (loss) income	$(571,144)	$4,829,362	$(2,605,235)	$6,887,270

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,766,994	22,500,000	12,881,676	22,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.18	$0.05	$0.26
Weighted average shares outstanding, Class B ordinary shares	5,625,000	5,625,000	5,625,000	5,625,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.16)	$0.14	$(0.57)	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A
	Ordinary Shares Subject to Possible		Class B		Additional		Total
	Redemption		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	22,500,000	$230,595,291	5,625,000	$563	$—	$(8,851,856)	$(8,851,293)
Accretion of Class A ordinary shares to redemption value	—	4,717,871	—	—	—	(4,717,871)	(4,717,871)
Net loss	—	—	—	—	—	(1,944,607)	(1,944,607)
Balance - March 31, 2023	22,500,000	235,313,162	5,625,000	563	—	(15,514,334)	(15,513,771)
Equity award grant of Private Placement Warrants	—	—	—	—	390,678	—	390,678
Redemption of Class A ordinary shares	(15,300,927)	(160,337,374)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	1,984,039	—	—	(390,678)	(1,593,361)	(1,984,039)
Net loss	—	—	—	—	—	(89,484)	(89,484)
Balance - June 30, 2023	7,199,073	76,959,827	5,625,000	563	—	(17,197,179)	(17,196,616)
Forfeiture of deferred underwriting commissions	—	—	—	—	—	5,433,750	5,433,750
Redemption of Class A ordinary shares	(2,195,855)	(23,555,234)	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	1,249,950	—	—	—	(1,249,950)	(1,249,950)
Net loss	—	—	—	—	—	(571,144)	(571,144)
Balance - September 30, 2023	5,003,218	$54,654,543	5,625,000	$563	$—	$(13,584,523)	$(13,583,960)

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

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,605,235)	$6,887,270
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Accrued interest and dividends on marketable securities held in Trust Account	(232,763)	—
Earnings on marketable securities held in Trust Account	—	(1,227,475)
Fair value changes of warrants	2,082,055	(6,843,000)
Changes in operating assets and liabilities:
Prepaid expenses	36,955	524,413
Accounts payable	669,397	200,032
Accrued expenses	1,348,930	(186,706)
Due to related party	126,002	115,363
Net cash provided by (used in) operating activities	1,425,341	(530,103)

Cash flow from investing activities:
Proceeds from redemption of marketable securities	183,892,608	344,705,238
Payment for purchase of marketable securities	(7,719,097)	(344,705,238)
Net cash provided by investing activities	176,173,511	—

Cash flow from financing activities:
Proceeds from promissory note – related party	6,220,390	—
Payment of Class A ordinary shareholder redemptions	(183,892,608)	—
Net cash used in financing activities	(177,672,218)	—

Net Change in Cash	(73,366)	(530,103)
Cash - Beginning	428,967	1,031,397
Cash - Ending	$355,601	$501,294

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$7,951,860	$1,227,475
Fair value of equity award grant of Private Placement Warrants	$390,678	$—
Forfeiture of deferred underwriting commissions	$5,433,750	$—

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

As described further below under “ – Initial Business Combination - Business Combination Agreement”, on May 31, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Gebr. SCHMID GmbH, a German limited liability company (“Schmid”), Pegasus Topco B.V., a Dutch private limited liability company and wholly-owned subsidiary of the Company (“TopCo”) and Pegasus MergerSub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of TopCo (“MergerSub”).

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”), and, since the completion of the IPO, a search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividends on cash, cash equivalents, and marketable securities from the proceeds derived from the IPO.

The Company’s sponsor is Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The Company, TopCo, and MergerSub’s financial statements are presented on a condensed consolidated basis.

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

Transaction costs related to the consummation of the IPO on October 26, 2021, amounted to $13,124,654 consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions, and $749,654 of other offering costs. On August 15, 2023, the Company received a waiver from one of the underwriters of the IPO pursuant to which such underwriter waived all rights to its $5,433,750 of deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, as of September 30, 2023, the deferred underwriting commissions payable were $2,441,250 (See Note 5).

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

In April 2023, shareholders holding 15,300,927 shares of Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $160,337,374 was withdrawn from the Trust and distributed to such shareholders.

In July 2023, shareholders holding 2,195,855 shares of Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $23,555,234 was withdrawn from the Trust and distributed to such shareholders. As of September 30, 2023, $54,654,543 remains in the Company’s Trust Account. Following the redemption, 5,003,218 of the Company’s Class A ordinary shares remained outstanding.

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

Extensions of Initial Business Combination Deadline

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

On July 14, 2023, the Company’s board of directors elected to exercise the Third Extension Option, extending the initial Business Combination deadline from July 26, 2023 to December 31, 2023. The Company expects to utilize the further time available to it to consummate a Business Combination.

Also on July 14, 2023, the Sponsor voluntarily committed to make a monthly contribution to the Trust Account commencing on August 1, 2023, and paid on the first day of each month thereafter until the earliest of (i) the date on which the Company consummates a Business Combination or (ii) December 31, 2023. Each monthly contribution shall be $150,097, representing $0.03 per Class A ordinary share then outstanding. The contribution amount is to be paid on a monthly basis after the issuance of the July 2023 Promissory Note (as defined below) in connection therewith. Should the Company’s board of directors determine that the Company will not be able to consummate the initial Business Combination by December 31, 2023, and that the Company shall instead liquidate, the Sponsor’s obligation to continue to make such contributions shall immediately cease. If the Board determines that more time is needed to consummate the initial Business Combination, a shareholders’ vote in an extraordinary general meeting will be required to change the Articles of the Company. As of the date of this Quarterly Report, the Sponsor had made three monthly contributions.

On July 31, 2023, the Company issued a non-convertible unsecured promissory note (the “July 2023 Promissory Note”) in the principal amount of $750,843 to the Sponsor (see Note 4). The July 2023 Promissory Note was issued in connection with the expected monthly payments by the Sponsor into the Trust Account described above. The July 2023 Promissory Note bears no interest and is repayable in full upon the earliest of December 31, 2023, the date on which the Company consummates its initial Business Combination, or within three (3) business days of the receipt by the Company of a break-free, termination fee or similar arrangement in connection with a potential Business Combination. If the Company does not consummate a Business Combination, the July 2023 Promissory Note will not be repaid and all amounts owed under the July 2023 Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Business Combination Agreement

On May 31, 2023, the Company entered into the Business Combination Agreement by and among the Company, Schmid, TopCo and Merger Sub. The Business Combination Agreement and the transactions contemplated thereby (the “Transactions”) were approved by the boards of directors of each of the Company, TopCo and Merger Sub as well as by Anette Schmid and Christian Schmid, the shareholders of Schmid (each a “Schmid Shareholder” and, collectively, the “Schmid Shareholders”).

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

The obligations of the Company, TopCo, Schmid, and Merger Sub (each a “Party” and, collectively, the “Parties”) to consummate the Transactions are subject to the satisfaction or, if permitted by applicable law, waiver by the Party for whose benefit such condition exists of various conditions, including: (a) no legal restraint or prohibition preventing the consummation of the Transactions shall be in effect; (b) the Registration Statement/Proxy Statement shall have become effective; (c) the Transaction Proposals (as defined in the Business Combination Agreement) shall have been approved by the Company’s shareholders; (d) the Company’s shareholders shall have approved the execution of the Business Combination Agreement and execution of the transactions contemplated hereby and certain other matters related to the implementation of the Transactions and such approval shall continue to be in full force and effect; (e) after giving effect to the Transactions, TopCo shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Transactions (the “Closing”); and (f) TopCo shall receive a minimum of $35,000,000 in cash from the Transactions (from cash held in trust or private investments in public equity (PIPE)).

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

On September 26, 2023, the Company entered into that certain First Amendment to the Business Combination Agreement (the “First Amendment”), by and among the Company, Schmid, TopCo and Merger Sub, pursuant to which the parties amended certain contractual provisions, qualifications for U.S. federal tax purposes and references within the Business Combination Agreement, to, among other things, reflect that: (i) prior to the Effective Time, the Schmid Shareholders will purchase the sole share in the capital of TopCo, from the Company against payment of the nominal value of the sole share, being an amount of EUR 0.01 (the “Purchase”); (ii) the Exchange and the change in legal form of TopCo will be effective after the Purchase and prior to the Effective Time (rather than after the Effective Time); and (iii) the company will be designated Surviving Company (as defined in the Business Combination Agreement) rather than Merger Sub.

Liquidity and Going Concern

As of September 30, 2023, the Company had $355,601 in cash and a working capital deficit of $8,952,710.

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

Risks and uncertainties

Management continues to evaluate the impact of the ongoing conflict between Russia and Ukraine, Hamas’ attack on Israel and the ensuing war, rising levels of inflation and interest rates, the COVID-19 pandemic and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or ability to consummate an initial Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Although our financial results have not yet been adversely affected by the war in Ukraine or Hamas’ attack on Israel, and we do not conduct business in Russia, Ukraine, Palestine or Israel, our financial results, our ability to raise capital or raise capital on favorable terms, and a potential target business’s financial condition, results of operations, or prospects, may be adversely affected by Russia’s invasion of Ukraine and Hamas’ attack on Israel. In addition, the United States and other nations have raised the possibility of sanctions on China, Chinese banks, and companies with operations in China that do business with Russia or its allies, including Belarus. Although we do not conduct business in Russia or Belarus, or with Russian or Belarusian counterparties, we may be impacted by sanctions imposed on third parties. Our operations may also be adversely impacted by any actions taken by China in response to the war or any related sanctions or threatened sanctions. Such actual or threatened sanctions and other geopolitical factors arising in connection with the way, such as continued political or economic instability or increased economic or political tensions between the United States and China, could also adversely affect our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our ordinary shares and/or a potential target business’s financial condition, results of operations, or prospects.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 5,003,218 and 22,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, respectively, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. During the three and nine months ended September 30, 2023, the Company recorded accretion of $1,249,950 and $7,951,860, respectively, which were recorded within accumulated deficit. During the three and nine months ended September 30, 2022, the Company recorded accretion of $947,639 and $1,227,475, respectively, which were recorded within accumulated deficit.

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

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheets.

Net Income (Loss) per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary share and income (loss) per Class B non-redeemable ordinary share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and founder non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 51% and 70% for the Class A redeemable ordinary shares and 49% and 30% for the Class B non-redeemable ordinary shares for the three months and nine ended September 30, 2023, respectively, reflective of the weighted average shares outstanding for each period. The Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the Class B non-redeemable ordinary shares for the three months and nine ended September 30, 2022, reflective of the respective participation rights.

The earnings per share presented in the statements of operations for the three and nine months ended September 30, 2023 is based on the following:

Three Months Ended
September 30, 2023
Net loss	$(571,144)
Accretion of temporary equity to redemption value	(1,249,950)
Net loss including accretion of temporary equity to redemption value	$(1,821,094)

	Three Months Ended
	September 30, 2023
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(921,896)	$(899,198)
Allocation of accretion of temporary equity to redeemable shares	1,249,950	—
Allocation of net income (loss)	$328,054	$(899,198)

Denominator:
Weighted average shares outstanding	5,766,994	5,625,000
Basic and diluted net income (loss) per share	$0.06	$(0.16)

Nine Months Ended
September 30, 2023
Net loss	$(2,605,235)
Accretion of temporary equity to redemption value	(7,951,860)
Net loss including accretion of temporary equity to redemption value	$(10,557,095)

	Nine Months Ended
	September 30, 2023
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(7,348,325)	$(3,208,770)
Allocation of accretion of temporary equity to redeemable shares	7,951,860	—
Allocation of net income (loss)	$603,535	$(3,208,770)

Denominator:
Weighted average shares outstanding	12,881,676	5,625,000
Basic and diluted net income (loss) per share	$0.05	$(0.57)

The earnings per share presented in the statements of operations for the three and nine months ended September 30, 2022 is based on the following:

Three Months Ended
September 30, 2022
Net income	$4,829,362
Accretion of temporary equity to redemption value	(947,639)
Net income including accretion of temporary equity to redemption value	$3,881,723

	Three Months Ended
	September 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$3,105,379	$776,344
Allocation of accretion of temporary equity to redeemable shares	947,639	—
Allocation of net income	$4,053,018	$776,344

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.18	$0.14

Nine Months Ended
September 30, 2022
Net income	$6,887,270
Accretion of temporary equity to redemption value	(1,227,475)
Net income including accretion of temporary equity to redemption value	$5,659,795

	Nine Months Ended
	September 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$4,527,836	$1,131,959
Allocation of accretion of temporary equity to redeemable shares	1,227,475	—
Allocation of net income	$5,755,311	$1,131,959

Denominator:
Weighted average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.26	$0.20

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

Note 3 - Derivative Financial Instruments

Warrants

As of September 30, 2023 and December 31, 2022, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price (as described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 4 - Related Party Transactions

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds from the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2023 and December 31, 2022, the Company had no Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the date that securities of the Company were first listed on the New York Stock Exchange, or October 22, 2021. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2023, the Company incurred and accrued $42,000 and $126,000, respectively, under the Administrative Services Agreement as due to related party on the balance sheets and as administrative expenses - related party in the statements of operations.

Payables to Related Parties

The due to related party balance consists of administrative fees incurred, but not yet paid, through September 30, 2023 and December 31, 2022 and payable to the Sponsor for amounts paid on the Company’s behalf. As of September 30, 2023 and December 31, 2022, the Company had a due to related party payable of $326,532 and $200,530, respectively.

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

On April 24, 2023, the Company issued the April 2023 Extension Note in the principal amount of $719,907 to the Sponsor.

On May 31, 2023, the Company issued the May 2023 Promissory Note in the principal amount of $1,400,000 to the Sponsor.

On July 31, 2023, the Company issued the July 2023 Promissory Note in the principal amount of $750,483 to the Sponsor.

The Promissory Notes are each non-interest bearing and due on the earlier of (i) December 31, 2023, (ii) the date the Company consummates an initial Business Combination, or (iii) within three days of the receipt of any funds received from a break-fee, termination fee or similar arrangement with a target company related to a potential Business Combination. If a Business Combination is not consummated, amounts outstanding under the Promissory Notes will not be repaid and all amounts owed will be forgiven, except to the extent that cash is available outside of the Trust Account to satisfy the obligation. As of September 30, 2023, an aggregate of $6,220,390, which is the aggregate amount available under the Promissory Notes, was outstanding.

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

On August 15, 2023, the Company received a waiver from one of the underwriters of the IPO pursuant to which such underwriter waived all rights to its $5,433,750 of deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, as of September 30, 2023 and December 31, 2022, the deferred underwriting commissions payable were $2,441,250 and

$7,875,000, respectively. The Company recorded the $5,433,750 reduction of the deferred underwriting commissions payable against accumulated deficit in the accompanying condensed consolidated balance sheets.

Cash Retention Letter

On May 31, 2023, TopCo and each of Sir Ralf Speth, F. Jeremey Mistry and Stefan Berger, the Company’s executive officers, entered into a cash retention agreement that entitles the three officers to each receive a retention fee of $500,000 (each, a “Retention Fee”), subject to (i) the completion of the Business Combination; (ii) such individual remaining available as an advisor of TopCo and expecting to remain so for a period of six (6) months following the completion of the Business Combination; and (iii) in each case as a condition on an individual basis, Sir Ralf Speth has not resigned as Chief Executive Officer of the Company, F. Jeremey Mistry has not resigned as Chief Financial Officer of the Company and Stefan Berger has not resigned as Chief Operating Officer of the Company, respectively, before the completion of the Business Combination.

The Company has determined that the Retention Fee is compensation for the Company’s officers’ post-closing advisory services to the post-merger entity as it is subject to completion of the Business Combination. As such, the Company will not accrue any contingent Retention Fee Payments in the Company’s unaudited condensed consolidated financial statements.

Note 6 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the April 2023 Extension, the Company redeemed 15,300,927 Class A ordinary shares from holders of Class A ordinary shares. In connection with the exercise the Third Extension Option, the Company redeemed 2,195,855 Class A ordinary shares from holders of Class A ordinary shares. Accordingly, as of September 30, 2023 and December 31, 2022, there were 5,003,218 and 22,500,000 Class A ordinary shares issued and outstanding, respectively, including 5,003,218 and 22,500,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets, respectively.

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

As of September 30, 2023 and December 31, 2022, there were 5,625,000 Class B ordinary shares issued and outstanding.

The sales or transfers of the Class B ordinary shares and Private Placement Warrants to the Company’s officers and independent directors, as described above, are within the scope of ASC Topic 718, “Compensation-Stock Compensation.” Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Private Placement Warrants transferred on November 4, 2021 and May 31, 2023, which were recorded as a derivative liability, were settled on the grant date, November 4, 2021 and May 31, 2023, respectively. The settlement of the $711,750 derivative liability related to the Private Placement Warrants transferred on November 4, 2021 was recorded in accumulated deficit in the accompanying balance sheet as of December 31, 2021. The settlement of the $390,678 derivative liability related to the Private Placement Warrants transferred on May 31, 2023 was recorded in accumulated deficit in the accompanying balance sheet as of September 30, 2023.

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of September 30, 2023, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of September 30, 2023 and December 31, 2022 was $7,109,928 and $6,719,250, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$54,654,543	$54,654,543	$—	$—

Liabilities:
Warrant liabilities - Public Warrants	$1,350,000	$1,350,000	$—	$—
Warrant liabilities - Private Placement Warrants	840,000	—	840,000	—
Total Liabilities	$2,190,000	$1,350,000	$840,000	$—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$230,595,291	$230,595,291	—	—

Liabilities:
Warrant liabilities - Public Warrants	$280,125	$280,125	$—	$—
Warrant liabilities - Private Placement Warrants	218,498	—	218,498	—
Total Liabilities	$498,623	$280,125	$218,498	$—

Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period.

The Public Warrants are publicly traded and as such are classified as Level 1 and are fair valued based on the publicly traded market pricing. Inherent in a binomial model are assumptions related to expected stock-price volatility, expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining term of the Private Placement Warrants. The expected term of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the year ended December 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

The following table presents the changes in the fair value of our liabilities classified as Level 3 as of September 30, 2023 and December 31, 2022:

Warrant
Liability
Level 3 Derivative warrant liabilities as of December 31, 2021	$4,748,250
Transfer of Private Placement Warrant liability to Level 2	(4,387,500)
Change in fair value	(360,750)
Level 3 Derivative warrant liabilities as of December 31, 2022	—
Change in fair value	—
Level 3 Derivative warrant liabilities as of September 30, 2023	$—

Note 8 - Subsequent Events

On October 10, 2023, the Company entered into Amendment No. 1 (the “Amendment”) to the Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, which amended the Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, dated October 21, 2021, to include options by the Company to hold Trust Account funds uninvested or in an interest-bearing bank demand deposit account. In connection with the Amendment, the Company delivered the related instruction letter to Continental Stock Transfer & Trust Company in connection with the reinvestment of the Trust Account funds into an interest-bearing bank demand deposit account.

On October 12, 2023, the Company gave instructions to re-allocate the interest-bearing funds from the Company’s Trust Account from its two existing investment funds into direct deposits. The transfer was completed on October 16, 2023. The transfer was made ahead of the 24-month anniversary of the Company’s initial public offering. As of October 16, 2023, $54,771,964.33 remained in the Trust Account and were reinvested into interest-bearing direct deposits.

On October 17, 2023, the Company entered into an agreement to extend its director’s and officer’s liability insurance by three months from its initial expiration date of October 22, 2023 to January 22, 2023. The Company paid $191,350 for the three-month extension.

On November 1, 2023, the Company issued a non-convertible unsecured promissory note (the “November 2023 Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor. The November 2023 Promissory Note bears no interest and is repayable in full upon the earliest of April 30, 2024, the date on which the Company consummates a business combination, or within three (3) business days of the receipt by the Company of a break-fee, termination fee or similar arrangement in connection with a potential business combination. If the Company does not consummate a business combination, the November 2023 Promissory Note will not be repaid and all amounts owed under the November 2023 Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

The Company also agreed to amend and restate certain provisions of a) the Extension Note, b) the March 2023 Promissory Note, c) the April 2023 Promissory Note, d) the May 2023 Promissory Note, and e) the July 2023 Promissory Note in order to align the terms of the Extension Note, March 2023 Promissory Note, April 2023 Promissory Note, May 2023 Promissory Note, and July 2023 Promissory Note with those of the November 2023 Promissory Note to amend the maturity dates from December 31, 2023 to April 30, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties may be amplified by the conflict between Russia and Ukraine, Hamas’ attack of Israel and the ensuing war, rising levels of inflation and interest rates and the COVID-19 pandemic, which have caused significant economic uncertainty. Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 30, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (a “business combination”). On May 31, 2023, we entered into a Business Combination Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Gebr. SCHMID GmbH, a German limited liability company (“Schmid”), Pegasus Topco B.V., a Dutch private limited liability company and our wholly-owned subsidiary (“TopCo”), and Pegasus MergerSub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of TopCo (“Merger Sub”), which is subject to numerous conditions, as discussed below under “Recent Developments”. We intend to effectuate our initial business combination using cash from the net proceeds of our initial public offering (the “initial public offering”) and the private placement of the private placement warrants (as defined below), our shares, debt or a combination of cash, equity and debt.

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

As indicated in the financial statements, as of September 30, 2023, we had cash of $355,601. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

On September 22, 2023, we entered into that certain First Amendment to Business Combination Agreement (the “First Amendment”) with Schmid, TopCo and Merger Sub, pursuant to which the parties amended certain provisions and references within the Business Combination Agreement, to, among other things, reflect that: (i) prior to the Effective Time, the Schmid Shareholders will purchase the sole share in the capital of TopCo from the Company against payment of the nominal value of the sole share, being an amount of EUR 0.01 (the “Purchase”); (ii) the Exchange and the change in legal form of TopCo will be effective after the Purchase and prior to the Effective Time (rather than after the Effective Time); (iii) for U.S. federal income tax purposes, (A) the transfer of property by the Schmid Shareholders to TopCo in consideration for the issuance of TopCo Ordinary Shares, taken together with the merger, will be treated as part of an integrated transaction that qualifies as a contribution pursuant to Section 351 of the Code and the regulations promulgated thereunder by the U.S. Department of Treasury, and (B) TopCo will generally be treated as a corporation under Section 367(a) of the Code with respect to each transfer of property thereto in connection with such transactions; and (iv) we will be designated the Surviving Company (as defined in the Business Combination Agreement) rather than Merger Sub.

For further information regarding the Business Combination Agreement, see “Item 1 – Note 1 to the Financial Statements – Initial Business Combination.”

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from March 30, 2021 (inception) through September 30, 2023 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

For the three months ended September 30, 2023, we had net loss of $571,144, which consisted of listing expenses of $24,426, administrative expenses of $311,116, legal and accounting expenses of $1,216,463, a $1,300 foreign exchange currency conversion loss, offset by a $182,500 gain on the change in fair value of the warrant liability, interest and dividend income on marketable securities held in Trust Account of $799,661.

For the nine months ended September 30, 2023, we had net loss of $2,605,235, which consisted of listing expenses of $73,278, administrative expenses of $848,668, legal and accounting expenses of $4,052,416, insurance expense of $49,531, a $2,082,055 loss on the change in fair value of the warrant liability, and a $30,951 foreign exchange currency conversion loss, offset by interest and dividend income on marketable securities held in Trust Account of $4,531,664.

For the three months ended September 30, 2022, we had net income of $4,829,362, which consisted of listing expenses of $21,250, administrative expenses of $51,847, legal and accounting expenses of $72,197, and insurance expense of $178,233, offset by an unrealized gain on fair value changes of warrants of $4,205,250, interest and dividend income on marketable securities held in Trust Account of $947,639.

For the nine months ended September 30, 2022, we had net income of $6,887,270, which consisted of listing expenses of $63,750, administrative expenses of $200,127, legal and accounting expenses of $384,628, and insurance expense of $534,700, offset by an unrealized gain on fair value changes of warrants of $6,843,000, interest and dividend income on marketable securities held in Trust Account of $1,227,475.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had $355,601 in cash held outside of the Trust Account and a working capital deficit of $8,952,710.

Following our initial public offering and the sale of warrants in a private placement (the “private placement warrants”) to the Sponsor, a total of $227,250,000 was placed in the Trust Account.

For the nine months ended September 30, 2023, net cash provided by operating activities was $1,425,341. Net loss of $2,605,235 was increased by accrued interest and dividends on marketable securities held in the Trust Account of $232,763 and offset by an unrealized loss on the change in fair value of warrant liability of $2,082,055 and changes in operating assets and liabilities of $2,181,284.

As of September 30, 2023, we had marketable securities held in the Trust Account of $54,654,543, net of pro-rata principal and interest, dividends and realized gains distributions related to redemptions (including $3,420,197 of deposits related to the extension payments and $4,531,664 of interest, dividends and realized gains on marketable securities for the nine months ended September 30, 2023) consisting of securities held in Treasury Securities and a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of September 30, 2023, we had cash of $355,601 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. As of September 30, 2023, we did not have any outstanding working capital loans.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any additional critical accounting estimates that were not disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, or September 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective because of material weaknesses identified as of December 31, 2022 and September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of our statements of cash flows, which continued to exist as of September 30, 2023. In addition, as of September 30, 2023, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of net income (loss) per ordinary share within our financial statements.

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

Remediation Plan

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a remediation plan to address the material weakness identified as of December 31, 2022. This remediation plan also addresses the additional material weakness identified as of September 30, 2023. Our principal financial officer will continue to perform additional post-closing review procedures including a review of the classification of earnings on the Trust Account and confirmation of amounts and balances with the trustee. Our principal financial officer will perform post-closing review procedures including a review of weighted average shares outstanding and net income (loss) per ordinary share calculations. There can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until the remediation plan has been completed and operated for a sufficient period of time, and subsequent evaluation of its effectiveness is completed, the material weaknesses identified and described above will continue to exist. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than the risk factor listed below, there have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Unless specifically stated, this report does not give effect to the proposed Schmid Business Combination and does not contain the risks associated with the proposed Schmid Business Combination. Such risks and effects relating to the proposed Schmid Business Combination will be included in the Registration Statement on Form S-4 that will be filed with the SEC relating to the proposed Schmid Business Combination.

Our ability to consummate our pending business combination and the target business with which we ultimately consummate a business combination may be materially adversely affected by the COVID-19 pandemic, the conflict between Russia and Ukraine, Hamas’ attack on Israel and the ensuing war and other events and the status of debt and equity markets.

Our ability to consummate our pending business combination could be negatively impacted, and the target could experience or may already have experienced negative impacts to its business and results of operations as a result of the COVID-19 pandemic and macroeconomic, geopolitical and other events, challenges, uncertainties and volatility.

The COVID-19 pandemic has adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of the target with which we consummate a business combination could be, or may already have been, materially and adversely affected.

In addition, any terrorist attack, other act of violence or war, including military conflicts, such as the escalating conflict between Russia and Ukraine, could result in increased volatility in, or damage to, the worldwide financial markets and economy. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. The actions of Russian military forces and support personnel in Ukraine and the foregoing actions by the United States and other jurisdictions could have a lasting impact on regional and global economies.

Further, political, economic and military conditions in Israel may directly affect our ability to close the pending business combination and the business of the target. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and the Hamas and Hezbollah extremist groups. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Any hostilities involving Israel, terrorist activities, political instability or violence in the region or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our ability to consummate the pending business combination and the business and results of operations of the target.

If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate the pending business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Moreover, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

It is not possible to predict to what extent the foregoing events may negatively impact economies around the world, including the United States. Continued or increased adverse macroeconomic conditions could have a material adverse effect on our ability to close the pending business combination and the target’s financial condition and results of operations. Finally, the COVID-19 pandemic, the conflict between Russia and Ukraine, Hamas’ attack on Israel and the ensuing war and other events may also have the effect of heightening many of the other risks set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

2.2

First Amendment to Business Combination Agreement, dated as of September 22, 2023, by and among the Company, Gebr. SCHMID GmbH, Pegasus Topco B.V., and Pegasus MergerSub Corp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on September 26, 2023).

2.3

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

Dated: November 14, 2023	Pegasus Digital Mobility Acquisition Corp.

	By:	/s/ Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
	Name:	Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Dated: November 14, 2023	By:	/s/ F. Jeremey Mistry
	Name:	F. Jeremey Mistry
	Title:	Chief Financial Officer and Secretary