Form 10-K
period 2023-12-31
Pegasus Digital Mobility Acquisition Corp.
filed 2024-03-29
CIK 1861541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting Class A ordinary shares held by non-affiliates was $76,670,127 (based on the per share closing price on that date as reported on the New York Stock Exchange). At March 29, 2024, the registrant had 4,500,017 Class A ordinary shares, par value $0.0001 per share, and 5,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

Annual Report on Form 10-K for the year ended December 31, 2023

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

Forward-looking statements in this Annual Report may include, for example, statements about:

●	the occurrence of any event, change or other circumstances that could give rise to a delay in or the failure to close our initial business combination, whether with Schmid (as defined below) or another company;
●	the amount of redemptions by our public shareholders;
●	our ability to achieve shareholder and regulatory approvals;
●	industry trends, legislation or regulatory requirements and developments in the global economy, including public health crises similar or related to the coronavirus (COVID-19) pandemic, the Israel-Hamas conflict, the Russia-Ukraine conflict, rising or stagnant inflation or other events that have had and may in the future cause significant negative effects on the global economy;
●	disrupted global supply chains and significant volatility and disruption of financial markets;
●	increased expenses associated with being a public company;
●	the ability to retain key personnel and our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing, if needed, to complete our initial business combination;
●	risks relating to our prospective target business;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;
●	the impact of the material weakness in our internal control over financial reporting and our ability to remediate the material weakness in a timely manner, or at all;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Summary Risk Factors

Our Company is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

●	Our public shareholders may be forced to wait until after April 30, 2024 (or later if additional extensions are sought) before receiving distributions from the trust account if we are unable to consummate a business combination.
●	There can be no assurance as to the amount of the units, Class A ordinary shares or Class B ordinary shares the anchor investors (as defined below) will retain, if any, prior to or upon the consummation of our initial business combination, and our initial shareholders and anchor investors control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that public shareholders do not support.
●	Our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, and the anchor investors have agreed to vote any Class B ordinary shares, par value $0.0001 per share (“founder shares”), held by them in favor of such initial business combination, regardless of how our public shareholders vote.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our Sponsor (as defined below), directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	We expect to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants (as defined below), which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
●	Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that public shareholders would have to wait for liquidation in order to redeem their shares.
●	Public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, public shareholders may be forced to sell their public shares and/or warrants, potentially at a loss.
●	The New York Stock Exchange (the “NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Public shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

PART I

Item 1.Business.

In this Annual Report, references to the “Company” and to “we,” “us,” and “our” refer to Pegasus Digital Mobility Acquisition Corp. References to our “management” or our “management team” refer to our officers. References to the Sponsor refer to Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company.

Overview

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

On May 31, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Gebr. SCHMID GmbH, a German limited liability company (“Schmid”), Pegasus Topco B.V., a Dutch private limited liability company and wholly-owned subsidiary of the Company (“TopCo”) and Pegasus MergerSub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of TopCo (“MergerSub”). As of the date of this Annual Report, the Company has not closed the business combination, which we also refer to herein as the “Business Combination.”

Initial Public Offering and Private Placement

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

Prior to the closing of the initial public offering, Pegasus Digital Mobility Sponsor LLC (the “Sponsor”) paid $25,000 in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” or “founder shares”). The founder shares included an aggregate of up to 750,000 shares subject to forfeiture depending on the extent to which the underwriters’ Over-Allotment Option was exercised so that the number of founder shares would collectively represent approximately 20% of the Company’s issued and outstanding ordinary shares after the initial public offering. On November 8, 2021, the underwriters partially exercised the Over-Allotment Option, and, as a result of such partial exercise and the expiration of the Over-Allotment Option, 125,000 of the 5,750,000 founder shares were forfeited by the Sponsor.

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

The private placement warrants are identical to the warrants sold as part of the units in the initial public offering, except that so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise of the private placement warrants) are entitled to registration rights. The private placement warrants have been issued pursuant to, and are governed by, the warrant agreement, dated October 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”). The private placement warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as the transactions did not involve a public offering.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $7,875,000 in underwriting commissions payable upon consummation of the Company’s initial business combination) and $1,640,821 in offering costs including directors and officers insurance premiums of $891,167 relating to the initial public offering, a total of $227,250,000 of net proceeds from the initial public offering and the sales of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s third amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination by April 30, 2024 (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (3) the redemption of the Company’s public shares if the Company has not completed an initial business combination by April 30, 2024, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. As of December 31, 2023, there was $50,081,776 in cash held in the trust account and $341,872 of cash held outside the trust account available for working capital.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 30, 2021 (inception) through December 31, 2023 relates to the Company’s initial public offering, which is described above, and identifying a target company for a business combination. The Company will not generate any operating revenues unless and until completion of a business combination, at the earliest.

Extensions of Initial Business Combination Deadline

On January 23, 2023, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $2,250,000 to the Sponsor (see Note 4). The Sponsor deposited the funds into the trust account. The Extension Note was issued in connection with the decision by the Company’s board of directors to exercise the first extension option in accordance with the Company’s amended and restated memorandum and articles of association and to extend the date by which the Company must consummate a Business Combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the initial public offering) (the “First Extension Option”). The Extension Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. If the Company does not consummate a Business Combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that the Company has funds available to it outside of its trust account.

On March 15, 2023, the Company amended and restated certain provisions of the Extension Note to align the terms of the Extension Note with our non-convertible unsecured promissory note in the principal amount of $1,100,000 issued to the Sponsor (the “March 2023 Promissory Note”).

On April 19, 2023, the Company’s shareholders approved of the adoption of the second amended and restated articles of association in the form proposed, to among other things (i) make certain updates to reflect the decision by the board of directors to exercise the First Extension Option pursuant to which the date by which the Company had to consummate an initial Business Combination was extended from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the Company’s initial public offering), (ii) amend the amount which the Sponsor is required to deposit in the trust account in order to exercise the second extension option to extend the date by which the Company has to consummate a Business Combination from April 26, 2023 to July 26, 2023 (the “Second Extension Option”) to $0.10 per Class A ordinary share then in issue (after giving effect to any redemptions of such shares which are tendered for redemption in connection with the results of the Company’s extraordinary general meeting held on April 19, 2023), (iii) insert a third extension option to enable the board of directors to extend the date by which the Company has to consummate a Business Combination from July 26, 2023 to December 31, 2023 (the “Third Extension Option”), and (iv) insert a voluntary redemption right in favor of the holders of the Company’s Class A ordinary shares then in issue enabling public shareholders to redeem such shares on July 26, 2023 for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account not previously released to the Company to pay its taxes, divided by the number of Class A ordinary shares then in issue, if the board of directors elects to exercise the Third Extension Option.

On April 24, 2023, the Company issued a non-convertible unsecured promissory note (the “April 2023 Extension Note”) in the principal amount of $719,907 to the Sponsor (see Note 4). The Sponsor deposited the funds into the trust account on April 28, 2023. The April 2023 Extension Note was issued in connection with the board of director’s exercise of the Second Extension Option under the second amended and restated articles of association to extend the date by which the Company must consummate a Business Combination transaction from April 26, 2023 to July 26, 2023 (i.e., for a period of time ending 21 months after the consummation of the initial public offering). The April 2023 Extension Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. If the Company does not consummate a Business Combination, the April 2023 Extension Note will not be repaid and all amounts owed under the April 2023 Extension Note will be forgiven except to the extent that the Company has funds available to it outside of the trust account.

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

On July 31, 2023, the Company issued a non-convertible unsecured promissory note (the “July 2023 Promissory Note”) in the principal amount of $750,483 to the Sponsor (see Note 4). The July 2023 Promissory Note was issued in connection with the expected monthly payments by the sponsor into the trust account described above. The July 2023 Promissory Note bears no interest and is repayable in full upon the earliest of December 31, 2023, the date on which the Company consummates its initial Business Combination, or within three (3) business days of the receipt by the Company of a break-free, termination fee or similar arrangement in connection with a potential Business Combination. If the Company does not consummate a Business Combination, the July 2023 Promissory Note will not be repaid and all amounts owed under the July 2023 Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of the trust account.

On November 1, 2023, the Company issued a non-convertible unsecured promissory note (the “November 2023 Promissory Note”) in the principal amount of up to $1,000,000.00 to the Sponsor. The November 2023 Promissory Note bears no interest and is repayable in full upon the earliest of April 30, 2024, the date on which the Company consummates a business combination, or within three (3) business days of the receipt by the Company of a break-fee, termination fee or similar arrangement in connection with a potential business combination. If the Company does not consummate a business combination, the November 2023 Promissory Note will not be repaid and all amounts owed under the November 2023 Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of its trust account (as outlined in the November 2023 Promissory Note).

The Company also agreed to amend and restate certain provisions of a) the non-convertible unsecured promissory note in the principal amount of $2,250,000 it issued to the Sponsor on January 23, 2023, first amended and restated on March 15, 2023 (now as additionally amended and restated, the “January 2023 Promissory Note”), b) the non-convertible unsecured promissory note in the principal amount of $1,100,000 it issued to the Sponsor on March 15, 2023 (as amended and restated, the “March 2023 Promissory Note”), c) the non-convertible unsecured promissory note in the principal amount of $719,907.30 it issued to the Sponsor on April 24, 2023 (as amended and restated, the “April 2023 Promissory Note”), d) the non-convertible unsecured promissory note in the principal amount of $1,400,000 it issued to the Sponsor on May 31, 2023 (as amended and restated, the “May 2023 Promissory Note”), and e) the non-convertible unsecured promissory note in the principal amount of $750,482.70 it issued to the Sponsor on July 31, 2023 (as amended and restated, the “July 2023 Promissory Note”) (all together with the November 2023 Promissory Note, the “Promissory Notes”) in order to align the terms of the January 2023 Promissory Note, March 2023 Promissory Note, April 2023 Promissory Note, May 2023 Promissory Note, and July 2023 Promissory Note with those of the November 2023 Promissory Note.

On December 7, 2023, the Company’s shareholders approved the adoption of the third amended and restated articles of association in the form proposed, to among other things (i) remove references to term limits for directors of the Company, (ii) make certain updates to reflect the decision by the board of directors of the Company to exercise the second and third extension options pursuant to which the date by which the Company has to consummate its initial business combination was extended from April 26, 2023 to July 26, 2023 and then subsequently extended from July 26, 2023 to December 31, 2023 and (iii) insert a fourth extension option to enable the board of directors of the Company to extend the date by which the Company has to consummate a business combination from December 31, 2023 to April 30, 2024 (the “Fourth Extension Option”), subject to the Sponsor committing to deposit $0.03 per Class A ordinary share then in issue into the trust account on the first business day of each month starting on January 2, 2024 until the earliest of (a) the date on which the Company consummates and initial business combination or (b) April 30, 2024.

On December 29, 2023, the Company’s board of directors elected to exercise the Fourth Extension Option, extending the initial business combination deadline from December 31, 2023 to April 30, 2024.

Also on December 29, 2023, the Sponsor committed to deposit $135,000.51 into the trust account, representing $0.03 per Class A ordinary share then in issue, on the first business day of each month starting on January 2, 2024 until the earliest of (i) the date on which the Company consummates an initial business combination or (ii) April 30, 2024.

Business Combination Agreement – Proposed Business Combination with Schmid

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

Pursuant to the Business Combination Agreement, the Company will merge with and into Merger Sub in accordance with Part XVI of the Cayman Companies Act (the “Merger”), with Merger Sub as the surviving company in the Merger, and each issued and outstanding Eligible Pegasus Share (as defined in the Business Combination Agreement) will be automatically cancelled and extinguished in exchange for the Merger Consideration (as defined and detailed in the Business Combination Agreement) (such issuance, together with the Merger, the “Business Combination”) and each warrant issued by the Company (the “Pegasus Warrant”) that is outstanding immediately prior to the time the Merger becomes effective (the “Effective Time”) will, immediately following the completion of the Business Combination, represent a warrant on the same contractual terms and conditions as were in effect with respect to such Pegasus Warrant immediately prior to the Effective Time under the terms of the Warrant Agreement, as applicable, that is exercisable for an equivalent number of ordinary shares in the share capital of TopCo (“TopCo Ordinary Shares”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement. Immediately after giving effect to the Business Combination, the Schmid Shareholders shall contribute their shares of common stock of the Company to TopCo in return for such number of TopCo Ordinary Shares equal to the number of shares defined in the Business Combination (the “Exchange”). Immediately after giving effect to the Exchange, a notarial deed will be executed by a Dutch notary in order to change the legal form of TopCo from a private limited liability company to a public limited liability company and TopCo is currently intended to be renamed to “Schmid Group N.V.”.

The obligations of the Company, TopCo, Schmid, and Merger Sub (each a “Party” and, collectively, the “Parties”) to consummate the Transactions are subject to the satisfaction or, if permitted by applicable law, waiver by the Party for whose benefit such condition exists of various conditions, including: (a) no legal restraint or prohibition preventing the consummation of the Transactions shall be in effect; (b) the Registration Statement/Proxy Statement (as defined in the Business Combination Agreement) shall have become effective; (c) the Transaction Proposals (as defined in the Business Combination Agreement) shall have been approved by the Company’s shareholders; (d) the Company’s shareholders shall have approved the execution of the Business Combination Agreement and execution of the transactions contemplated hereby and certain other matters related to the implementation of the Transactions and such approval shall continue to be in full force and effect; (e) after giving effect to the Transactions, TopCo shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Transactions (the “Closing”); and (f) TopCo shall receive a minimum of $35,000,000 in cash from the Transactions (from cash held in trust or private investments in public equity (such transaction, a “PIPE”)).

Concurrently with the execution of the Business Combination Agreement and the fulfilment of the conditions precedent set forth in the Business Combination Agreement, each of the Schmid Shareholders irrevocably and unconditionally undertook (the “Schmid Shareholders Undertakings”) and agreed in each case to the extent legally possible and permissible (a) to fully support and implement the Transactions in relation to which such Schmid Shareholders’ support or participation is required or appropriate, (b) to omit any actions that could be of detriment to the implementation of the Transactions, (c) to vote or cause to be voted all of such Schmid Shareholder’s Company Shares (as defined in the Schmid Shareholders’ Undertakings) against any resolution that would reasonably be expected to impede or adversely affect the Transactions in any way, or result in a breach of any undertaking, representation or warranty of such Schmid Shareholder contained in the Schmid Shareholders’ Undertakings, and (d) to contribute its respective shares of the Company to TopCo in exchange for shares of TopCo substantially in accordance with the exchange table and the exchange ratio as set forth therein, in each case, on the terms and subject to the conditions set forth in the Schmid Shareholders’ Undertakings.

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

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, Schmid and certain individuals party thereto (comprising the officers and directors of the Company) (each, an “Insider”) entered into a Sponsor Agreement, pursuant to which, among other things, the Sponsor and the Insiders agreed to (i) vote in favor of all of the transaction proposals to be voted upon at the meeting of the Company’s shareholders, including approval of the Business Combination Agreement and the Transactions, (ii) waive certain adjustments to the conversion ratio and other anti-dilution protections set forth in the governing documents of the Company with respect to the Founders Shares owned by such sponsor and Insider, (iii) be bound by certain transfer restrictions with respect to their Company shares prior to the Closing, (iv) to use 2,812,500 of the existing Founders Shares (half of the existing Founders Shares) to negotiate non-redemption agreements with certain holders of the Company’s Class A ordinary shares or to enter into PIPE subscription agreements with investors, and (v) be bound by certain lock-up provisions during the Lock-Up Period with respect to any shares or warrants of TopCo received in exchange for holdings in the Company in connection with the Transactions, in each case on the terms and subject to the conditions set forth therein.

The Company and TopCo are in ongoing discussions with existing shareholders and potential private investors to enter into certain non-redemption agreements prior to Closing.

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

The Company would provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial business combination either (1) in connection with a general meeting called to approve the initial business combination or (2) by means of a tender offer. The decision as to whether the Company would seek shareholder approval of a proposed business combination or conduct a tender offer will be made by the board of directors of the Company, in its sole discretion. The Company will proceed with the business combination if the Company would have net tangible assets of at least $5,000,001 upon such consummation of the business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination. The Company would also provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of its initial business combination at a per-share price, payable in cash, equal to the aggregate amount then deposited in the trust account calculated as of two business days prior to the completion of its initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then-issued and outstanding Class A ordinary shares that were sold as part of the Units in the initial public offering, which the Company refers to collectively as its Class A ordinary shares, subject to the limitations described herein. If the Company has not completed its initial business combination within the Combination Period, the Company would redeem 100% of the Class A ordinary shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then-issued and outstanding Class A ordinary shares, subject to applicable law and as further described herein.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”, and subsequently accreted to redemption value. In such case, the Company is expected to proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of the business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The initial shareholders, directors, officers and advisors agreed to waive: (i) their redemption rights with respect to any Founder Shares and Class A ordinary shares held by them, as applicable, in connection with the completion of the Company’s initial business combination; (ii) their redemption rights with respect to any Founder Shares and Class A ordinary shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Class A ordinary shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating the rights of holders of the Class A ordinary shares; (iii) their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if the Company fails to complete its initial business combination within the Combination Period or during any extended time that the Company has to consummate a business combination beyond the Combination Period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (an “Extension Period”) (although they will be entitled to liquidating distributions from the trust account with respect to any Class A ordinary shares they hold if the Company fails to complete the initial business combination within the prescribed time frame); and (iv) vote their Founder Shares and any Class A ordinary shares purchased during or after the initial public offering in favor of the Company’s initial business combination. Each of the Anchor Investor entered into an investment agreement with the Company pursuant to which they agreed that any Founder Shares held by them are (i) not entitled to redemption rights in connection with the completion of the Company’s initial business combination or in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any Founder Shares the Anchor Investor holds in the event the Company fails to complete its initial business combination within the Combination Period or during any Extension Period.

The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per Class A ordinary share or (2) such lesser amount per Class A ordinary share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company, and, therefore, the sponsor may not be able to satisfy its obligations. The Company has not asked the Sponsor to reserve for such obligations.

On September 26, 2023, the Company entered into that certain First Amendment to the Business Combination Agreement (the “First Amendment”), by and among the Company, Schmid, TopCo and Merger Sub, pursuant to which the to, among other things, reflect that: (i) prior to the Effective Time, the Schmid Shareholders will purchase the sole share in the capital of TopCo from the Company, against payment of the nominal value of the sole share, in an amount of EUR 0.01 (the “Purchase”); (ii) the Exchange and the change in legal form of TopCo will be effective after the Purchase and prior to the Effective time (rather than after the Effective Time); and (iii) the Company will be designated Surviving Company (as defined in the Business Combination Agreement) rather than Merger Sub.

On January 29, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second Amendment”), by and among the Company, Schmid, TopCo and Merger Sub, pursuant to which, among other things, the parties have agreed to (i) extend the timeline until April 30, 2024 for when the Business Combination has to be completed, and (ii) reduce the number of shares that the shareholders of Schmid will receive in the Business Combination to 28,725,000 TopCo shares.

Concurrently with the execution of the Second Amendment, the Sponsor entered into an agreement with certain shareholders of Schmid pursuant to which the Sponsor committed to transfer 2,000,000 private warrants of the Company subject to the closing of the Business Combination.

Concurrently with the execution of the Second Amendment, the Company, the Sponsor, Schmid and the Insiders entered into a Private Warrants Undertaking Agreement, pursuant to which, among other things, the Sponsor and the Insiders agreed to (i) only exercise their private warrants on a “cashless basis” in accordance with the terms of the private warrants, (ii) in case the reference price of the TopCo shares subsequently to the Business Combination closing reach USD 18.00 to, on a “cashless basis”, exercise their warrants in accordance with terms of the private warrants unless such warrants have been previously redeemed or exercised (the “Private Warrants Undertaking Agreement”).

Concurrently with the execution of the Second Amendment, the Company, TopCo and certain shareholders of Schmid entered into an earn-out agreement pursuant to which (i) 2,500,000 TopCo shares will be issued to certain shareholder of Schmid (in equal parts) if the share price of TopCo following the completion of the Business Combination reaches USD 15.00 and (ii) 2,500,000 TopCo shares will be issued to certain shareholders of Schmid (in equal parts) if the share price of TopCo following the completion of the Business Combination reaches USD 18.00 (the “Earn-out Agreement”). The Earn-out Agreement expires after three (3) years from the date of the completion of the Business Combination.

The Company, Schmid and TopCo entered into a subscription agreement with XJ Harbour HK Limited (“XJ”) (the “XJ Subscription Agreement”) according to which XJ agreed to in stages transfer its 24.1% equity interest in Schmid Technology (Guangdong) Co., Ltd., a subsidiary of Schmid, to TopCo for consideration amounting to (i) 1,406,361 TopCo shares to be allotted to XJ at the time of the completion of the Business Combination, (ii) a EUR 10 million payment to XJ from TopCo at the completion of the Business Combination, (iii) a EUR 5 million payment to XJ from TopCo within 270 days from the day of the completion of the Business Combination and (iv) a EUR 15 million payment (plus an interest in respect thereof at an annual rate of 6% from the completion of the Business Combination to the date of payment) to XJ from TopCo within 455 days from the day of the completion of the Business Combination.

On March 28, 2024, the Registration Statement on Form F-4, initially filed by the Company with the SEC in connection with the Business Combination, was declared effective.

Prior to the closing of the initial business combination, a shareholder meeting will be held in order to seek shareholder approval of such business combination and related proposals. In connection with the shareholder meeting to approve the initial business combination and related proposals, public shareholders will have the right to redeem their Class A ordinary shares in accordance with the third amended and restated memorandum and articles, subject to any limitations set forth therein. We cannot assure you that our plans to complete our initial business combination will be successful.

Our Business Strategy

We concentrated our efforts in identifying potential business combination targets in the broadly defined next-generation transportation sector. We believe this business sector is in the early stages of a generational growth trend that is accelerating as a result of energy transformation through the rise of zero emission transportation, as well as the digitization of mobility through artificial intelligence, wireless connectivity and software applications. We include both battery electric as well as hydrogen fuel cell electric vehicles as the main modes of zero emission vehicles (“ZEVs”) or electric vehicles (“EVs”), and we define transportation as both the mobility of people and the transportation of goods. We are focused in the European market given our management team’s experience in global markets, including in the European market, which we believe is currently attractive, expansive and underserved.

Our investment thesis was underpinned by the electrification of the transportation system and centered around subsectors where we can leverage the domain expertise of our management team, including in the following subsectors of the next-generation transportation sector:

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

We believe that our management team’s domain expertise, operational skillsets, network of relationships and insights into accelerating technology trends in the transportation sector are a competitive advantage as we identify and pursue opportunities that have the potential to generate attractive risk-adjusted returns for our shareholders and offer public market investors access and direct investment exposure to these trends.

In particular, we continue to leverage the extensive networks of our management team throughout our comprehensive selection process. We believe that our management team’s decades of experience working together and pioneering innovative technologies, systems and processes in the European transportation sector, in addition to their extensive global expertise, provides a distinctive value proposition to the management teams, customers, and owners of the prospective target companies, including with respect to our business combination with Schmid.

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

Select examples of investment strategies that we believe highlight StratCap’s value creation supporting entities that have digital connectivity infrastructure and sustainability-linked strategies include:

●	Digital Connectivity Infrastructure. StratCap and its affiliates sponsor and raise capital for various private retail and institutional investment programs focused in the data center, wireless tower and connectivity sectors. StratCap and its affiliates first became involved in the digital connectivity infrastructure sector over a decade ago through their prior business relationship with Carter Validus Mission Critical REIT, Inc. (“CVREIT”), a publicly registered non-traded real estate investment trust (“REIT”) formed in 2009 for the purpose of acquiring a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, and Sila Realty Trust, Inc. (f/k/a Carter Validus Mission Critical REIT II, Inc.) (“Sila”), a publicly registered non-traded REIT formed in 2013 with the same investment focus as CVREIT. Sila acquired CVREIT in 2019 through a merger transaction whereby CVREIT merged with and into Sila, with a combined company value of approximately $3.2 billion. Prior to the merger with Sila in 2019, CVREIT monetized a data center portfolio in 2017 and 2018 resulting in approximately $1.3 billion in net proceeds. In September 2020, Sila internalized its external advisor functions, at which time StratCap’s and its affiliates’ relationship with Sila ended. Prior to September 2020, StratCap and/or its affiliates held an equity interest in the external advisor responsible for Sila’s (and CVREIT’s) day-to-day operations and acted as the wholesale dealer manager of Sila’s (and CVREIT’s) public offerings, which raised approximately $3.0 billion in the aggregate that was used to fund data center and healthcare real estate investment activities. StratCap is currently active in the sector through the sponsorship of Strategic Data Center Fund, LLC (“Strategic Data Center”), Strategic Wireless Infrastructure Fund, LLC (“Strategic Wireless”), Strategic Wireless Infrastructure Fund II, Inc. (“Strategic Wireless II”), and Strategic Datasphere, LLC (“Datasphere”).
●	Sustainability Linked Strategies. StratCap and its affiliates have experience with both environmental and social sustainability linked strategies, which include supporting renewable energy projects, Small and Medium Enterprises (“SMEs”) in developing economies and middle-market companies in the U.S. In particular, StratCap was an equity partner through 2019 and served as the wholesale dealer manager for Greenbacker Renewable Energy Company LLC (“Greenbacker”), which is a publicly registered non-traded energy company founded in 2012. As of September 30, 2023, Greenbacker’s portfolio, or fleet, included 445 renewable energy assets, 3.3 GW rated system capacity and over $3.6 billion in total assets under management.

Our Management Team

Our management team is comprised of industry leaders with highly complementary backgrounds. Our management team (in addition to our directors) includes Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, our Chief Executive Officer and Chairman, F. Jeremey Mistry, our Chief Financial Officer and Secretary, and Dr. Stefan Berger, our Chief Investment Officer. Our management team has an average of more than 20 years of experience in the broader transportation industry and more than a decade of experience collaborating across various institutions, transactions and initiatives, as highlighted below. We believe these are complementary skillsets that will allow for a seamless transition and a successful outcome towards our goal of executing and optimizing a potential business combination. We also believe our management team has complementary skills and experience relevant to our target market, including an understanding of the auto industry’s infrastructure and how new technologies can be seamlessly integrated in order to allow for rapid expansion. For a complete discussion of our officers’ and directors’ other business affairs, please see “Part III Item 10. Directors, Executive Officer and Corporate Governance.”

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

Business Combination Criteria

As discussed in our final prospectus, we identified the following general criteria that we believed were important in evaluating prospective target businesses. We used these criteria in evaluating our prospective Business Combination with Schmid; however, no individual criterion was entirely determinative of our decision to pursue the prospective Business Combination with Schmid:

●	Large, growing industry with significant acquisition opportunities: We intend to target companies, of which more than 100 are on our prioritized target list, that operate in the next-generation transportation sector, representing a total market size of over $15 trillion, over the next decade as measured across the various third-party estimates for the segments we target. We believe the sector is supported by strong generational industry tailwinds and our management team and board of directors are skilled in analyzing and evaluating companies in this industry based on their significant experience.
●	Differentiated European middle-market businesses: We intend to focus on attractive companies that demonstrate differentiation whether through business model, intellectual property, brand value or technology innovation in energy transformation and digital mobility. Companies in fragmented industries with disruptive platforms that align with our management team’s European and international expertise will be at the forefront of our evaluation process. Our management team and directors have extensive operational, commercial and transactional experience in the North American, European and Asian markets in our target sectors, and we intend to use these skills to identify market leaders.
●	Robust financial foundation with growth upside: We intend to prioritize target companies that are fundamentally sound with a perspective to achieve strong operational performance and free cash flow generation. We intend to focus on opportunities where we can enhance the prospects of our target companies with operational, commercial and financial expertise and provide access to our networks, industry contacts and business relationships. We intend to focus on companies that have demonstrated or have the potential to develop fundamentally sound financial performance with diversity of revenue drivers, visibility into cash flow growth and attractive risk-adjusted returns over the long term.
●	Would benefit from our partnership post-initial business combination: We expect to primarily target companies that can specifically generate value with access to our management team’s expertise in the European and global transportation markets and extensive networks in the mobility sector. We intend to seek companies that can benefit from Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE’s executive experience growing Jaguar Land Rover through substantial geographic and product expansions, along with the operational and transactional experience of our directors and StratCap and its affiliates. We will target companies that can clearly benefit from our partnership and which can be enhanced with access to Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE’s and Dr. Berger’s automotive leadership experience. More broadly, we believe our management team provides a significant value proposition and we intend to target companies that can specifically leverage our expertise and networks to expedite growth and unlock value. Additionally, we may look to partner with selling shareholders who intend to roll a significant portion of their ownership stake post initial business combination.

●	Would benefit from public stock currency, access to incremental capital and additional brand awareness: We intend to seek companies that demonstrate public company readiness and will use access to public equity markets to pursue accretive acquisitions, prioritize high-return capital projects, strengthen the balance sheet, and recruit and retain key employees. Moreover, we intend to pursue companies that are at an inflection point in their maturation process and require additional capital to facilitate a growth strategy. The founders of our Sponsor also have significant experience in this regard, as demonstrated by the equity support of more than $4.5 billion in equity capital that has been raised and/or deployed by affiliates of the founders of our Sponsor, across the nine companies that the founders of our Sponsor have built since StratCap’s inception.
●	Exceptional management and governance: We intend to focus on target companies that have an experienced and competent management team that has proven itself in building and growing businesses. We also expect to pursue partnerships with management teams that maintain an entrepreneurial mindset and a heightened focus on ESG and CSR initiatives, and will implement best-in-class ESG and CSR practices if they are not already present. We intend to pursue a partnership approach to working with a management team that shares in our strategic vision and believes we can help them achieve the full potential of their business.

Notwithstanding the foregoing, these criteria and guidelines were not intended to be exhaustive. Our evaluation relating to the merits of any particular business combination, including with Schmid, included other considerations, factors, criteria and guidelines that our management deemed relevant.

Our Acquisition Process

In evaluating a prospective target business, we conducted thorough due diligence that encompassed, among other things, meetings with incumbent management and employees, document review, as well as a review of financial and other information made available to us. We utilized our operational and capital allocation experience in the evaluation of our target businesses. While we were not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, we elected not to do so.

Members of our management team and our board of directors directly or indirectly own our securities, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. On May 31, 2023, we announced that we entered into the Business Combination Agreement. On September 26, 2023, we announced that we entered into the First Amendment. On January 29, 2024, we announced we entered into the Second Amendment. Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. For more information, see the section entitled “Part III Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

Limited Ability to Evaluate the Target’s Management Team

Although we have closely scrutinized the management of Schmid as part of our diligence process, our assessment may not prove to be correct.

It is currently contemplated that both Prof. Dr. Dr. h.c. Sir Ralf Speth and Dr. Stefan Berger will serve on the board of directors of TopCo following the Closing. Despite this fact, neither Prof. Dr. Dr. h.c. Sir Ralf Speth nor Dr. Stefan Berger will devote their full efforts to our affairs to TopCo subsequent to Closing.

Following the Closing, we may seek to recruit additional managers to supplement the incumbent management of TopCo. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to redeem any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is anticipated to be $10.10 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. Upon the closing of the initial public offering, certain qualified institutional buyers or institutional accredited investors (the “anchor investors”) purchased 1,375,000 Class B ordinary shares from the sponsor. Each of our anchor investors entered into an investment agreement with us pursuant to which they agreed that any founder shares held by them are not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association.

Manner of Conducting Redemptions

Prior to the closing of the initial business combination, a shareholder meeting will be held in order to seek shareholder approval of such business combination and related proposals. In connection with the shareholder meeting to approve the initial business combination and related proposals, public shareholders will have the right to redeem their Class A ordinary shares in accordance with the third amended and restated memorandum and articles, subject to any limitations set forth therein.

We will, pursuant to our third amended and restated memorandum and articles of association:

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

Our third amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on Redemption Upon Completion of our Initial Business Combination

Notwithstanding the foregoing redemption rights, our third amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the ordinary shares sold in the initial public offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in connection with Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the scheduled date of the general meeting set forth in our proxy materials (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. We have until April 30, 2024 (or until any extension period option exercised as a result of a shareholder vote pursuant to our third amended and restated memorandum and articles of association) to consummate an initial business combination after extending the period of time to consummate a business combination for four additional months from December 31, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Pursuant to our third amended and restated memorandum and articles of association, if we have not completed our initial business combination by April 30, 2024 (or any Extension Period), we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period or during any Extension Period.

Our initial shareholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within the Combination Period or during any Extension Period.

Our Sponsor, directors, officers and advisors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $341,872 of proceeds held outside the trust account (as of December 31, 2023), although there can be no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we had access to up to $341,872 from the proceeds of our initial public offering and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (3) the redemption of our public shares if we have not completed an initial business combination within any Combination Period or during any Extension Period to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Third Amended and Restated Memorandum and Articles of Association

Our third amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the initial public offering that will apply to us until the consummation of our initial business combination. Our third amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 30, 2024, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our third amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose, in connection with which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, we will seek shareholder approval of our initial business combination at a meeting called for such purpose;

●	in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions;

●	if we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company;

●	if our initial business combination is not consummated by April 30, 2024 (unless extended by additional shareholder vote), then our existence will terminate, and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

These provisions cannot be amended without the approval of shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. In the event we seek shareholder approval in connection with our initial business combination, our third amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by shareholders holding a majority of the issued and outstanding shares which being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of the shareholders entitled to vote at a general meeting of the company.

Additionally, our third amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our third amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

If we succeed in effecting the Business Combination with Schmid, there will be, in all likelihood, intense competition from competitors who are also engaged in the business of providing supplies to the high-tech electronic, photovoltaics, glass, and energy systems industries. We cannot assure you that, subsequent to the Business Combination, we will have the resources or ability to compete effectively.

Conflicts of Interest

All of our officers and certain of our directors have fiduciary and contractual duties to other entities, which may include StratCap and its affiliates. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by StratCap or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. StratCap and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by StratCap, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our third amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers to other entities will materially affect our ability to complete our initial business combination.

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

Human Capital

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on the current stage of the business combination process.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with Public Company Accounting Oversight Board (United States) (the “PCAOB”) standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Corporate Information

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

If we have not completed our initial business combination by April 30, 2024 or during any Extension Period, if applicable, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our third amended and restated memorandum and articles of association provide that we must complete our initial business combination by April 30, 2024 or during any Extension Period. We may not be able to complete our initial business combination within such time period or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, inflation, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases.

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

In addition, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our third amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our third amended and restated memorandum and articles of association prior thereto.

Our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, and the anchor investors have agreed to vote any founder shares held by them in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. Each of our anchor investors have also agreed to vote any founder shares held by them in favor of our initial business combination. We expect that our initial shareholders and the anchor investors and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Form 10 - K would not be applicable and you would be investing in the Company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report although we have no current intention to do so. Accordingly, investors may be making an investment in the Company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to redeem their shares in connection with any proposed business combination as described in this Annual Report.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

We anticipate that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business.

We anticipate that we will consummate a business combination with a single target business. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous risks from economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to risks from numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other rules, which may have a material effect on our activities and on our ability to consummate an initial business combination, including the SPAC Rule Proposal described below.

The SEC has issued proposed rules to regulate special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposal”), which included proposals relating to, among other items, disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

Taking into account the proposed safe harbor rule, on October 12, 2023, we gave instructions to liquidate the assets held in trust, two money market funds comprised substantially of U.S. Treasury instruments, and reinvest the full proceeds into an interest-bearing direct deposit account with our custodian bank. The transfer was completed on October 16, 2023. The transfer was made ahead of the 24-month anniversary of the Company’s initial public offering. As of October 16, 2023, $54,771,964 remained in the trust account and were held in an interest-bearing direct deposit account with our custodian bank. As a result, the interest earned from the reinvested assets held in trust may be lower than if we had not made the decision to liquidate the assets and reinvest the proceeds in a direct deposit account. Based on information received from the Company’s custodian bank, the assets held in trust are yielding interest marginally below U.S. Treasury rates as of the end of October 2023.

Certain additional procedures that we, our business combination target, or others may determine to undertake in connection with the SPAC Rule Proposal, or pursuant to the SEC’s views expressed in the SPAC Rule Proposal, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which we could complete a business combination.

The need for compliance with the SPAC Rule Proposal may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company following a business combination, including potential price appreciation of our securities.

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

In connection with any vote to approve a business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares. We may also require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination or does not vote at all, to demand that we redeem his or her shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public shareholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any shareholder meeting called to approve a proposed business combination, we require public shareholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to redeem their shares to comply with specific requirements for redemption and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

The exercise by our board of directors of discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in the best interests of our shareholders.

In the period leading up to the closing of the Business Combination, events may occur that, pursuant to the Business Combination Agreement, would require us to agree to amend the Business Combination Agreement, to consent to certain actions taken by Schmid, or to waive rights that we are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Schmid’s business, a request by Schmid to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement, or the occurrence of other events that would have a material adverse effect on Schmid’s business and would entitle us to terminate the Business Combination Agreement. In any such circumstances, it would be at our discretion, acting through our board of directors, to grant its consent or waive those rights. The existence of the financial and personal interests of our officers and directors described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what they may believe is best for us and what we may believe is best for ourselves in determining whether or not to take the requested action.

Our current shareholders will experience immediate dilution as a consequence of the issuance of shares in TopCo as consideration in the Business Combination. Having a minority share position may reduce the influence that our public shareholders have on the management of TopCo following the Business Combination.

After the Business Combination, assuming low redemptions of shares in the Company for cash, our current public shareholders will own approximately 17.6% of TopCo, our Sponsor will own approximately 7.0% of TopCo, the shareholder, XJ Harbour JK Limited, will own approximately 3.5% of TopCo and the Schmid Shareholders will own approximately 71.9% of TopCo. The minority position of our former shareholders will give them limited influence over the management and operations of TopCo following the Business Combination.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance has added increased transaction expenses to our proposed initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, we anticipate that the post-business combination entity will purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run- off insurance will be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions as part of certain non-redemption agreements that we enter. The purpose of such private placement transactions will be to allow new investors to join as shareholders of the Company prior to the Closing.

Subsequent to the Closing, TopCo may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could materially adversely affect its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence we conducted on Schmid revealed all material issues that may be present in Schmid, that it would uncover all material issues through customary due diligence, or that factors outside of our and Schmid’s control will not later arise. As a result, Schmid may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analyses. Even though these charges may be noncash items and not have an immediate impact on the liquidity of Schmid, the incurrence of charges of this nature could contribute to negative market perceptions about Schmid or its securities. In addition, charges of this nature may cause TopCo to be unable to obtain future financing on favorable terms, or at all.

The requirement that we complete an initial business combination within the prescribed period of time may give potential target businesses leverage over us in negotiating a business combination.

We have until April 30, 2024 to complete an initial business combination (unless we seek to further extend the period of time to consummate a business combination, which would require “shareholder” approval to further amend our third amended and restated memorandum and articles of association). Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Although we obtained a fairness opinion in connection with the proposed Business Combination with Schmid, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm in connection with an alternate transaction, and consequently, public shareholders may have no assurance from an independent source that the price we are paying for the business in connection with an alternate business combination is fair to the Company from a financial point of view.

We obtained a fairness opinion in connection with the proposed Business Combination with Schmid, a copy of which is filed as an annex to the registration statement on Form F-4 filed by the Company with the SEC and declared effective on March 28, 2024. If we do not complete the Business Combination with Schmid and instead pursue an alternate target, then, unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying for the business in connection with a business combination is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials related to our initial business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic, a future, similar pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally. In addition, the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected by such events. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 or a significant outbreak of other infectious diseases restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 or a significant outbreak of another infectious disease impacts our search for a target company for our business combination or the completion of the Business Combination will depend on future developments, which are highly uncertain and cannot be predicted. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

The purpose of such purchases of public shares could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of the initial public offering and the sale of the private placement warrants and we have filed with the SEC a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a public shareholder or a “group” of public shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, a public shareholder will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

We intend to seek shareholder approval of our initial business combination with Schmid. If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such public shareholder or any other person with whom such public shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A public shareholder’s inability to redeem the Excess Shares will reduce its influence over our ability to complete our initial business combination and such public shareholder could suffer a material loss on its investment in us if such public shareholder sells Excess Shares in open market transactions. Additionally, a public shareholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, such public shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell its stock in open market transactions, potentially at a loss.

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

If the funds not being held in the trust account are insufficient to allow us to operate until April 30, 2024, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until April 30, 2024 or through any Extension Period, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $341,872 (as of December 31, 2023) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

Pursuant to the letter agreement, which is filed as Exhibit 10.2 to this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and a public shareholder would receive such lesser amount per public share in connection with any redemption of its public shares. None of our directors, officers or members of our Sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $50,081,776 (as of December 31, 2023), are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

On March 30, 2022, the SPAC Rule Proposal included a proposed rule that would provide SPACs a safe harbor from treatment as an investment company under the Investment Company Act if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Taking into account the proposed safe harbor rule, on October 12, 2023, we gave instructions to liquidate the assets held in trust, two money market funds comprised substantially of U.S. Treasury instruments, and reinvest the full proceeds into an interest-bearing direct deposit account with our custodian bank. The transfer was completed on October 16, 2023. The transfer was made ahead of the 24-month anniversary of the Company’s initial public offering. As of October 16, 2023, $54,771,964 remained in the trust account and were held in an interest-bearing direct deposit account with our custodian bank. As a result, the interest earned from the reinvested assets held in trust may be lower than if we had not made the decision to liquidate the assets and reinvest the proceeds in a direct deposit account. Based on information received from the Company’s custodian bank, the assets held in trust are yielding interest marginally below U.S. Treasury rates as of the end of October 2023.

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

Pursuant to an agreement entered into in connection with our initial public offering, at or after the time of our initial business combination, our initial shareholders and anchor investors and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity following a business combination or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders and anchor investors or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

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

Our third amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. As of March 28, 2024, there were 156,500,000 and 14,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there were no preference shares issued and outstanding.

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

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as described in Exhibit 4.1 to this Annual Report and provided in our third amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities convertible into or exercisable or exchangeable for Class A ordinary shares, are issued or deemed issued in excess of the amounts offered in the initial public offering related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A ordinary shares (subject to adjustment as described in Exhibit 4.1 to this Annual Report and provided in our third amended and restated memorandum and articles of association) so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding ordinary shares upon completion of the initial public offering, plus (ii) all Class A ordinary shares and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Part III Item 10. Directors, Executive Officer and Corporate Governance,” entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. The Sponsor, our officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to the Company from a financial point of view of a business combination with one or more businesses or assets affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

The founder shares are identical to the Class A ordinary shares included in the units sold in our initial public offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 30, 2024 or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by April 30, 2024 or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination by April 30, 2024 or during any Extension Period; (5) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (6) the founder shares are entitled to registration rights. If we submit our initial business combination to our shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our initial public offering in favor of our initial business combination. Each of our anchor investors has agreed to vote any founder shares they hold in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as April 30, 2024 nears, which is the deadline for the completion of our initial business combination.

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

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $227,250,000 that we may use to complete our initial business combination (which includes $2,441,250 of deferred underwriting commissions being held in the trust account, and excludes a total of $1,640,821 of offering costs, including directors and officers insurance premiums of $891,167).

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

Our third amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any public shares, and all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. There can be no assurance that we will not seek to further amend our third amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our third amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of not less than two-thirds (or any higher threshold specified in a company’s articles of association) of the votes which are cast by those of the company’s shareholders who, being so entitled, attend and vote in person or by proxy at a quorate general meeting of the relevant company for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders entitled to vote at a general meeting of the relevant company. Our third amended and restated memorandum and articles of association provide that special resolutions must be approved either by shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company), or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. The Warrant Agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the warrants and the Warrant Agreement set forth in in the prospectus for our initial public offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the Warrant Agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the Warrant Agreement solely with respect to the private placement warrants will also require at least 65% of the then outstanding private placement warrants. There can be no assurance that we will not seek to further amend our third amended and restated memorandum and articles of association or governing instruments, including the Warrant Agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our third amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our third amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company). Our initial shareholders and anchor investors, who collectively beneficially owned 20% of our ordinary shares upon the closing of our initial public offering, may participate in any vote to amend our third amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our third amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which public shareholders do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our third amended and restated memorandum and articles of association.

Our initial shareholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our initial shareholders owned 20% of our issued and outstanding ordinary shares. Our Sponsor also has the ability to extend the time we will have to consummate an initial business combination by up to an additional six months. In addition, prior to our initial business combination, holders of the founder shares have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares have no right to vote on the appointment or removal of directors during such time. These provisions of our third amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the Company. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in the Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our directors and officers also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our third amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 30, 2024 or during any Extension Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.

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

Our warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the warrants and the Warrant Agreement set forth in the prospectus for our initial public offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the Warrant Agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Our warrants are accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

We issued 11,250,000 public warrants as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering (including the closing of the partial exercise of the Over-Allotment Option), we issued in a private placement, 9,750,000 private placement warrants. Both the warrants comprising the units offered in our initial public offering and the private placement warrants are accounted for as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Our corporate affairs will be governed by our third amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to the incorrect presentation of net income (loss) per ordinary share within our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors has implemented a remediation plan for this material weakness, including, among other things, additional post-closing review procedures including a review of the weighted average share outstanding and net income (loss) per ordinary shares calculation. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

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

Information regarding performance by our management team and their respective affiliates, including StratCap, is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. Public shareholders should not rely on the historical record of our management team or their respective affiliates, or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Further, our management team, directors and advisors, and their respective affiliates have had limited past experience with blank check and SPACs.

As the number of SPACs increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China, Russia and Ukraine, and related to the conflicts in the Middle East between Hamas and Israel or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. With the rise in artificial intelligence (“AI”), cyber incidents using AI may increase in frequency and become more effective. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Provisions in our third amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our third amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our founder shares have the right to vote on the election of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due among other things to the ongoing military conflict between Russia and Ukraine and the Israel-Hamas conflict. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from events outside our control.

The Israeli-Hamas conflict, Russian military actions and the resulting sanctions, the COVID-19 pandemic or future pandemics of infectious diseases, supply chain disruptions and rising or stagnant inflation rates have adversely affected and could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds if needed.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and, as noted in Item 1A. Risk Factors of this Annual Report on Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for the Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K. As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations and financial condition.

Item 2.Properties.

We currently maintain our executive offices at 660 Steamboat Road, 1st floor, Greenwich, CT 06830. The cost for this space is included in the $14,000 per month fee that we pay an affiliate of our sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

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

Holders

As of March 28, 2024, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares and 1 holder of record of our public warrants, and there were 43 holders of record of our Class B ordinary shares and 8 holders of record of our private placement warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial holders represented by these record holders.

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

Use of Proceeds

Transaction costs for the initial public offering and the sale of the private placement warrants amounted to $14,015,821, consisting of $4,500,000 of underwriting discounts, $2,441,250 of deferred underwriting commissions and $1,640,821 of other offering costs including directors and officers insurance premiums of $891,167. In addition, as of December 31, 2023, $341,872 of cash was held outside of the trust account and available for working capital purposes.

After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, a total of $227,250,000 of the net proceeds from the initial public offering and certain of the proceeds from the sale of private placement warrants (or $10.10 per unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Annual Report.

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

Overview

We are a blank check company incorporated on March 30, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “business combination”). On May 31, 2023, we entered into a Business Combination Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among us, Gebr. SCHMID GmbH, a German limited liability company (“Schmid”), Pegasus Topco B.V., a Dutch private limited liability company and our wholly-owned subsidiary (“TopCo”) and Pegasus MergerSub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of TopCo (“MergerSub”). We intend to effectuate our Business Combination (as defined below) using cash from the new proceeds of our initial public offering (the “initial public offering”) and the private placement of the private placement warrants (as defined below), our shares, debt or a combination of cash, equity and debt.

Pursuant to our third amended and restated memorandum and articles of association, if we have not completed our initial business combination by April 30, 2024 (without further extensions, which would require shareholder vote), we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

As indicated in the financial statements, as of December 31, 2023, we had cash of $341,872. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Extensions of the Business Combination Deadline

On January 23, 2023, we issued a non-convertible unsecured promissory note (the “First Extension Note”) in the principal amount of $2,250,000 to the Pegasus Digital Mobility Sponsor LLC (the “Sponsor”). The Sponsor deposited the funds into the trust account. The First Extension Note was issued in connection with the decision by our board of directors to exercise the first extension option in accordance with the amended and restated memorandum and articles of association and to extend the date by which we must consummate a Business Combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the initial public offering) (the “First Extension Option”). The First Extension Note bears no interest and is repayable in full upon our consummation of a business combination. If we do not consummate a business combination, the First Extension Note will not be repaid and all amounts owed under the First Extension Note will be forgiven except to the extent we have funds available to us outside of our trust account.

On March 15, 2023, we amended and restated certain provisions of the First Extension Note to align the terms of the First Extension Note with the March 2023 Promissory Note (as defined below).

On April 19, 2023, our shareholders approved of the adoption of the second amended and restated articles of association in the form proposed, to among other things (i) make certain updates to reflect the decision by the board of directors to exercise the First Extension Option pursuant to which the date by which we had to consummate an initial Business Combination was extended from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of our initial public offering), (ii) amend the amount which the Sponsor is required to deposit in the trust account in order to exercise the second extension option to extend the date by which we have to consummate a business combination from April 26, 2023 to July 26, 2023 (the “Second Extension Option”) to $0.10 per Class A ordinary share then in issue (after giving effect to any redemptions of such shares which are tendered for redemption in connection with the results of our extraordinary general meeting held on April 19, 2023), (iii) insert a third extension option to enable the board of directors to extend the date by which we have to consummate a business combination from July 26, 2023 to December 31, 2023 (the “Third Extension Option”), and (iv) insert a voluntary redemption right in favor of the holders of our Class A ordinary shares then in issue enabling public shareholders to redeem such shares on July 26, 2023 for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account not previously released to us to pay its taxes, divided by the number of Class A ordinary shares then in issue, if the board of directors elects to exercise the Third Extension Option.

On April 24, 2023, we issued a non-convertible unsecured promissory note (the “April 2023 Extension Note”) in the principal amount of $719,907 to the Sponsor. The Sponsor deposited the funds into the trust account on April 28, 2023. The April 2023 Extension Note was issued in connection with the board of director’s exercise of the Second Extension Option under the second amended and restated articles of association to extend the date by which we must consummate a business combination transaction from April 26, 2023 to July 26, 2023 (i.e., for a period of time ending 21 months after the consummation of the initial public offering). The April 2023 Extension Note bears no interest and is repayable in full upon our consummation of a business combination. If we do not consummate a business combination, the April 2023 Extension Note will not be repaid and all amounts owed under the April 2023 Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

On July 14, 2023, our board of directors elected to exercise the Third Extension Option, extending the initial business combination deadline from July 26, 2023 to December 31, 2023.

Also on July 14, 2023, the Sponsor voluntarily committed to make a monthly contribution to the trust account commencing on August 1, 2023, and paid on the first day of each month thereafter until the earliest of (i) the date on which we consummate a business combination or (ii) December 31, 2023. Each monthly contribution shall be $150,097, representing $0.03 per Class A ordinary share then outstanding. The contribution amount is to be paid on a monthly basis after the issuance of the July 2023 Promissory Note (as defined below) in connection therewith.

On July 31, 2023, we issued a non-convertible unsecured promissory note (the “July 2023 Promissory Note”) in the principal amount of $750,483 to the Sponsor. The July 2023 Promissory Note was issued in connection with the expected monthly payments by the Sponsor into the trust account described above. The July 2023 Promissory Note bears no interest and is repayable in full upon the earliest of December 31, 2023, the date on which we consummate our initial business combination, or within three (3) business days of our receipt of a break-free, termination fee or similar arrangement in connection with a potential business combination. If we do not consummate a business combination, the July 2023 Promissory Note will not be repaid and all amounts owed under the July 2023 Promissory Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

On November 1, 2023, we issued a non-convertible unsecured promissory note (the “November 2023 Promissory Note”) in the principal amount of up to $1,000,000.00 to the Sponsor. The November 2023 Promissory Note bears no interest and is repayable in full upon the earliest of April 30, 2024, the date on which we consummate a business combination, or within three (3) business days of the receipt by us of a break-fee, termination fee or similar arrangement in connection with a potential business combination. If we do not consummate a business combination, the November 2023 Promissory Note will not be repaid and all amounts owed under the November 2023 Promissory Note will be forgiven except to the extent that we have funds available to it outside of our trust account (as outlined in the November 2023 Promissory Note).

We also agreed to amend and restate certain provisions of a) the non-convertible unsecured promissory note in the principal amount of $2,250,000 it issued to the Sponsor on January 23, 2023, first amended and restated on March 15, 2023 (now as additionally amended and restated, the “January 2023 Promissory Note”), b) the non-convertible unsecured promissory note in the principal amount of $1,100,000 it issued to the Sponsor on March 15, 2023 (as amended and restated, the “March 2023 Promissory Note”), c) the non-convertible unsecured promissory note in the principal amount of $719,907.30 it issued to the Sponsor on April 24, 2023 (as amended and restated, the “April 2023 Promissory Note”), d) the non-convertible unsecured promissory note in the principal amount of $1,400,000 it issued to the Sponsor on May 31, 2023 (as amended and restated, the “May 2023 Promissory Note”), and e) the non-convertible unsecured promissory note in the principal amount of $750,482.70 it issued to the Sponsor on July 31, 2023 (as amended and restated, the “July 2023 Promissory Note”) (all together with the November 2023 Promissory Note, the “Promissory Notes”) in order to align the terms of the January 2023 Promissory Note, March 2023 Promissory Note, April 2023 Promissory Note, May 2023 Promissory Note, and July 2023 Promissory Note with those of the November 2023 Promissory Note.

On December 7, 2023, our shareholders approved the adoption of the third amended and restated articles of association in the form proposed, to among other things (i) remove references to term limits for directors, (ii) make certain updates to reflect the decision by the board of directors to exercise the second and third extension options pursuant to which the date by which we have to consummate its initial business combination was extended from April 26, 2023 to July 26, 2023 and then subsequently extended from July 26, 2023 to December 31, 2023 and (iii) insert a fourth extension option to enable the board of directors to extend the date by which we have to consummate a business combination from December 31, 2023 to April 30, 2024 (the “Fourth Extension Option”), subject to the Sponsor committing to deposit $0.03 per Class A ordinary share then in issue into the trust account on the first business day of each month starting on January 2, 2024 until the earliest of (a) the date on which we consummate an initial business combination or (b) April 30, 2024.

On December 29, 2023, our board of directors elected to exercise the Fourth Extension Option, extending the initial Business Combination deadline from December 31, 2023 to April 30, 2024.

Also on December 29, 2023, our Sponsor committed to deposit $135,000 into the trust account, representing $0.03 per Class A ordinary share then in issue, on the first business day of each month starting on January 2, 2024 until the earliest of (i) the date on which we consummate an initial business combination or (ii) April 30, 2024.

Pursuant to our third amended and restated memorandum and articles of association, if we have not completed our initial business combination by April 30, 2024, unless further extended pursuant to the third amended and restated memorandum and articles of association, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Business Combination Agreement

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

We will merge with and into Merger Sub in accordance with Part XVI of the Cayman Companies Act (the “Merger”), with Merger Sub as the surviving company in the Merger, and each issued and outstanding Eligible Pegasus Share (as defined in the Business Combination Agreement) will be automatically cancelled and extinguished in exchange for the Merger Consideration as defined and detailed in the Business Combination Agreement (such issuance, together with the Merger, the “Business Combination”) and each warrant issued by us (the “Pegasus Warrant”) that is outstanding immediately prior to the time the Merger becomes effective (the “Effective Time”) will, immediately following the completion of the Business Combination, represent a warrant on the same contractual terms and conditions as were in effect with respect to such Pegasus Warrant immediately prior to the Effective Time under the terms of the warrant agreement, dated October 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”), as applicable, that is exercisable for an equivalent number of ordinary shares in the share capital of TopCo (“TopCo Ordinary Shares”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement. Immediately after giving effect to the Business Combination, the Schmid Shareholders shall contribute their shares of our stock to TopCo in return for such number of TopCo Ordinary Shares equal to the number of shares defined in the Business Combination (the “Exchange”). Immediately after giving effect to the Exchange, a notarial deed will be executed by a Dutch notary in order to change the legal form of TopCo from a private limited liability company to a public limited liability company and TopCo is currently intended to be renamed to “Schmid Group N.V.”

Our obligations and the obligations of TopCo, Schmid, and Merger Sub to consummate the Transactions are subject to the satisfaction or, if permitted by applicable law, waiver by the party for whose benefit such condition exists of various conditions, including: (a) no legal restraint or prohibition preventing the consummation of the Transactions shall be in effect; (b) the Registration Statement/Proxy Statement (as defined in the Business Combination Agreement) shall have become effective; (c) the Transaction Proposals (as defined in the Business Combination Agreement) shall have been approved by our shareholders; (d) our shareholders shall have approved the execution of the Business Combination Agreement and execution of the transactions contemplated hereby and certain other matters related to the implementation of the Transactions and such approval shall continue to be in full force and effect; (e) after giving effect to the Transactions, TopCo shall have at least U.S.$5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Transactions; and (f) TopCo shall receive a minimum of U.S.$35,000,000 in cash from the Transaction (from cash held in trust or private investments in public equity (such transaction, a “PIPE”)).

On September 26, 2023, we entered into that certain First Amendment to Business Combination Agreement (the “First Amendment”) with Schmid, TopCo and Merger Sub, pursuant to which the parties amended certain provisions and references within the Business Combination Agreement, to, among other things, reflect that: (i) prior to the Effective Time, the Schmid Shareholders will purchase the sole share in the capital of TopCo from the Company against payment of the nominal value of the sole share, being an amount of EUR 0.01 (the “Purchase”); (ii) the Exchange and the change in legal form of TopCo will be effective after the Purchase and prior to the Effective Time (rather than after the Effective Time); (iii) for U.S. federal income tax purposes, (A) the transfer of property by the Schmid Shareholders to TopCo in consideration for the issuance of TopCo Ordinary Shares, taken together with the Merger, will be treated as part of an integrated transaction that qualifies as a contribution pursuant to Section 351 of the Code and the regulations promulgated thereunder by the U.S. Department of Treasury, and (B) TopCo will generally be treated as a corporation under Section 367(a) of the Code with respect to each transfer of property thereto in connection with such transactions; and (iv) we will be designated the Surviving Company (as defined in the Business Combination Agreement) rather than Merger Sub.

On January 29, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second Amendment”), by and among the Company, Schmid, TopCo and Merger Sub, pursuant to which, among other things, the parties have agreed to (i) extend the timeline until April 30, 2024 when the Business Combination has to be completed, and (ii) reduce the number of shares that the shareholders of Schmid will receive in the Business Combination to 28,725,000 TopCo shares.

Concurrently with the execution of the Second Amendment, the Sponsor entered into an agreement with certain shareholders of Schmid pursuant to which the Sponsor committed to transfer 2,000,000 private warrants of the Company subject to the closing of the Business Combination.

Concurrently with the execution of the Second Amendment, the Company, the Sponsor, Schmid and certain individuals party thereto (comprising the officers and directors of the Company) (the “Insiders”) entered into a Private Warrants Undertaking Agreement, pursuant to which, among other things, the Sponsor and the Insiders agreed to (i) only exercise their private warrants on a “cashless basis” in accordance with the terms of the private warrants, (ii) in case the reference price of the TopCo shares subsequently to the Business Combination closing reach USD 18.00 to, on a “cashless basis”, exercise their warrants in accordance with terms of the private warrants unless such warrants have been previously redeemed or exercised (the “Private Warrants Undertaking Agreement”).

Concurrently with the execution of the Second Amendment, the Company, TopCo and certain shareholders of Schmid entered into an earn-out agreement pursuant to which (i) 2,500,000 TopCo shares will be issued to certain shareholder of Schmid (in equal parts) if the share price of TopCo following the completion of the Business Combination reaches USD 15.00 and (ii) 2,500,000 TopCo shares will be issued to certain shareholders of Schmid (in equal parts) if the share price of TopCo following the completion of the Business Combination reaches USD 18.00 (the “Earn-out Agreement”). The Earn-out Agreement expires after three (3) years from the date of the completion of the Business Combination.

The Company, Schmid and TopCo entered into a subscription agreement with XJ Harbour HK Limited (“XJ”) (the “XJ Subscription Agreement”) according to which XJ agreed to in stages transfer its 24.1% equity interest in Schmid Technology (Guangdong) Co., Ltd., a subsidiary of Schmid, to TopCo for consideration amounting to (i) 1,406,361 TopCo shares to be allotted to XJ at the time of the completion of the Business Combination, (ii) a EUR 10 million payment to XJ from TopCo at the completion of the Business Combination, (iii) a EUR 5 million payment to XJ from TopCo within 270 days from the day of the completion of the Business Combination and (iv) a EUR 15 million payment (plus an interest in respect thereof at an annual rate of 6% from the completion of the Business Combination to the date of payment) to XJ from TopCo within 455 days from the day of the completion of the Business Combination.

On March 28, 2024, the Registration Statement on Form F-4, initially filed by the Company with the SEC in connection with the Business Combination, was declared effective.

For further information regarding the Business Combination Agreement, see “Part I. Item 1 – Business.”

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the period from March 30, 2021 (Inception) through December 31, 2023 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target business and consummation of a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2023, we had net loss of $2,606,912 consisting of a loss in the change in fair value of the warrant liability of $1,352,755, $5,359,640 of legal and accounting expenses, $811,693 of administrative expenses (including $168,940 due to related party), $195,615 of insurance expense amortization, $96,667 of listing fee amortization, and a $35,459 loss on foreign exchange transactions, offset by $5,244,917 of interest and dividends income on cash and marketable securities held in the trust account.

For the year ended December 31, 2022, we had net income of $11,838,568 consisting of a gain in the change in fair value of the warrant liability of $10,549,627 and $3,333,240 of interest and dividend income on cash and marketable securities held in trust account, offset by $997,828 of legal and accounting expenses, $712,934 of insurance expense amortization, $248,537 of administrative expenses (including $168,000 due to related party), and $85,000 of listing fee amortization.

Liquidity and Capital Resources

As of December 31, 2023, we had $341,872 in cash held outside of the trust account and a working capital deficit of $10,697,133.

For the year ended December 31, 2023, net cash provided by operating activities was $1,957,821. Net loss of $2,606,912 was decreased by a $1,352,755 loss on the change in fair value of warrant liability and $3,211,978 of changes in operating assets and liabilities.

For the year ended December 31, 2022, we had net cash provided by operating activities of $1,027,761. Net income of $11,838,568 was increased by $1,441,869 of changes in operating assets and liabilities and decreased by a $10,549,627 gain in the change in fair value of warrant liability, $738,465 of accrued dividends on marketable securities held in the trust account, and $964,584 of realized gain on marketable securities held in the trust account.

Following the initial public offering, the sale of the private placement warrants and the partial exercise of the Over-Allotment Option, a total of $227,250,000 was placed in the trust account. As of December 31, 2023 and December 31, 2022, there was $50,081,776 and $230,595,291, respectively, in the trust account.

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

As of December 31, 2023 and 2022, we had $341,872 and $428,967, respectively, of cash held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of December 31, 2023, we did not have any outstanding working capital loans.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to finance transaction costs in connection with a business combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans. Moreover, we may need to obtain additional financing either to complete our initial business combination or redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

The underwriters are entitled to deferred commissions of $0.35 per unit, or $7,875,000 in the aggregate. The deferred commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. On August 15, 2023, the Company received a waiver from one of the underwriters of the initial public offering pursuant to which such underwriter waived all rights to its $5,433,750 of deferred underwriting commissions payable upon completion of an initial business combination. As a result, as of December 31, 2023 and December 31, 2022, the deferred underwriting commissions payable were $2,441,250 and $7,875,000, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Topic 205-40, “Going Concern,” management has determined that the current liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of filing this Annual Report. The financial statements accompanying this Annual Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements required by Item 1 of this Annual Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of material weakness in internal control over financial reporting described below.

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

The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the presentation of net income (loss) per ordinary share within our financial statements. Specifically, we incorrectly calculated weighted average shares outstanding used to determine net income (loss) per ordinary share.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Remediation Plan

As previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, we implemented a remediation plan to address the material weakness identified as of December 31, 2023. Our principal financial officer will continue to perform additional post-closing review procedures including a review of weighted average shares outstanding and net income (loss) per ordinary share calculations. There can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until the remediation plan has been completed and operated for a sufficient period of time, and subsequent evaluation of its effectiveness is completed, the material weaknesses identified and described above will continue to exist. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Remediation of Previously Identified Material Weakness

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10 - K for the year ended December 31, 2022, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of our statement of cash flows. We implemented a remediation over the twelve months ended December 31, 2023 which included our principal financial officer performing additional post - closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee. As a result, we have remediated the previously identified material weakness related to the presentation of our statement of cash flows.

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

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE	68	Chief Executive Officer and Chairman of the Board of Directors
F. Jeremey Mistry	51	Chief Financial Officer and Secretary
Dr. Stefan Berger	48	Chief Investment Officer
Patrick Miller	60	Director
James Condon	43	Director
Florian Wolf	41	Director
Steve Norris	78	Director
Jeff Foster	61	Director
John Doherty	59	Director

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

Dr. Stefan Berger serves as our Chief Investment Officer. Dr. Berger has over 15 years of experience in global blue-chip and family-owned companies across multiple geographies and sectors, including Automotive OEMs and Suppliers, Commodities, Healthcare, Publishing, Telecommunications, Fashion and Consumer Goods. In 2023, Dr. Berger began serving as a Director of Pegasus TopCo BV. In August 2021, he began serving on the Strategic Board of Advisors of Skyworks Aeronautics Corp., a designer and developer of high-performance gyroplanes. From October 2017 to June 2021, Dr. Berger served as Director of Electrification at Jaguar Land Rover Limited, a British multinational automotive subsidiary of Tata Motors and a manufacturer of luxury vehicles and sport utility vehicles, where he was responsible for the company’s off-board electrification activities in the field of EV charging services and battery second life. Dr. Berger laid the foundation for Jaguar Land Rover’s transformation to electrified vehicles by driving the electric product plan and overall strategy. In his role he also served as a trustee on the Board of The Faraday Institution from January 2018 to March 2020. The Faraday Institution is part of the UK government funded $350 million Faraday Challenge, an initiative to develop, design and manufacture world-leading batteries in the UK. Prior to Jaguar Land Rover, from May 2016 to September 2017 and June 2013 to February 2014, Dr. Berger served as Vice President to the Chairman’s Office at Tata Sons, the principal holding company of more than 100 operating companies with a combined revenue of more than $100 billion. In this role, Dr. Berger worked closely with Group companies including Tata Motors and Jaguar Land Rover on the development and implementation of strategic and operational plans on behalf of the Group Chairman. Prior to his role at Tata Sons, Dr. Berger Co-founded Visioning, the private investment and consulting office of Prof. Dr. Wolfgang Reitzle, where he served as a Managing Director from May 2014 to March 2016. From November 2010 to May 2013 Dr. Berger held the role of Director Corporate Strategy at Jaguar Land Rover where he helped the company to set up its JV in China and drove Jaguar Land Rover’s strategy. Before that he was Executive Assistant of the CEO of the Linde Group (NYSE: LIN), a global leader in both clean hydrogen and in H2 refueling stations for cars, trucks, trains, forklifts and buses and engineering company with 2020 sales of $27 billion, Prof. Dr. Wolfgang Reitzle. Dr. Berger earned a degree in Business Administration and Information Systems from the University of Passau and went on to complete a doctoral thesis in Information Systems from the University of Regensburg (Institute of Information Systems) & Bavarian Research Cooperation on Information Systems (“FORWIN”).

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

Jeff Foster serves as an independent director. From October 2021 to November 2023, Mr. Foster served as the Chief Financial Officer - US of Cloud Capital, a private equity fund that is focused on acquiring data centers in the US and Europe. From November 2023 to March 2024, Mr. Foster served as Managing Director - Debt Procurement for Cloud Capital. Mr. Foster has served as an Adjunct Professor of Real Estate at Georgetown University since September 2018. Previously, from 2007 to September 2017, Mr. Foster held the roles of Chief Accounting Officer (2007 to 2014) and Executive Vice President, Chief Financial Officer and Treasurer (2013 to September 2017) of DuPont Fabros Technology (NYSE: DFT), a data center REIT that invested in carrier-neutral data centers and provided colocation and peering services. Mr. Foster guided DFT through the two highest profile events in the company’s history—the 2007 initial public offering and the 2017 sale to Digital Realty (NYSE: DLR), the sixth largest publicly traded U.S. REIT. As Chief Financial Officer, Mr. Foster was responsible for obtaining financing through common and preferred equity, bonds and bank debt. He was also responsible for strategic planning, investor relations, accounting and lobbying for a sales tax exemption. Prior to DFT, Mr. Foster served as the Chief Accounting Officer at Global Signal, the first cell tower REIT. In this role, Mr. Foster oversaw the accounting for a company that tripled in size during his tenure. Mr. Foster has also served as the Corporate Controller of Danka, a dual UK and US registered copier distributor, CFO of Progress Telecom, a fiber company, and has held various accounting and SEC reporting roles at an electric utility and telecom provider. Foster began his career at Arthur Andersen. Mr. Foster holds a bachelors of science in Accounting (High Honors) from the University of Florida and a Masters of Accountancy from the University of South Florida. He passed the CPA exam in 1985 with the highest grade in Florida and also received national honors. Mr. Foster currently serves on the boards of Broad Street Realty (OTC: BRST) as of December 2019, a publicly traded owner of shopping centers and Vault Digital Infrastructure as of April 2019, a private equity backed data center company. He also serves on the boards of the Alzheimer’s Association Florida Gulf Coast Chapter and the Child and Family Network Center which provides free pre-K education to under resourced children in Alexandria, Virginia.

Mr. Foster was selected for his experience as a public company CFO, as well as experience in the digital infrastructure sectors.

Florian Wolf serves as an independent director. Mr. Wolf has over 15 years of experience in investment banking, business development, and financial and operational management across a wide range of industries, with a leadership focus on the electric vehicle and next-generation transportation sectors over the past decade. Since May 2021, Mr. Wolf is the Chief Financial Officer of next-generation battery technology firm Innolith Group, headquartered in Switzerland. From November 2016 through February 2018, Mr. Wolf served as a Vice President, and from April 2018 through February 2021, served as an Executive Director of J.P. Morgan in their London office. While with J.P. Morgan, Mr. Wolf assumed the role as the firm’s EMEA Head of Electric Vehicles. Under this role, Mr. Wolf’s industry coverage and focus included clients in Electric Vehicles, Electric Vehicle Infrastructure, Battery Cell, Power Electronics and Fuel Cell technology. Prior to joining J.P. Morgan, from 2011 to November 2016, Mr. Wolf spent five years with Barclays, EMEA as a Vice President in their Industrials group. Within this group, Mr. Wolf focused on the Transport & Infrastructure, Paper & Packaging, and Business Services industries. Prior to joining Barclays, from 2007 to 2011, Mr. Wolf was an Assistant Vice President at Dresdner Kleinwort focusing on M&A. Over the course of his professional career, Mr. Wolf has advised clients on more than €50 billion of transformative corporate finance deals. Mr. Wolf earned a degree in Business Administration from the University of Mannheim, Germany.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our third amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

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

●In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors and Executive Officers.”
●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by April 30, 2024, or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination by April 30, 2024, or during any Extension Period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders and anchor investors until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE	Jaguar Land Rover Automotive PLC	Vehicle Manufacturer	Director
	Tata Sons Private Limited	Holding Company	Director
	TVS Motor Company Limited	Two- and Three-Wheel Motorcycle Manufacturer	Chairman
	FEV Group	Vehicle Development Services	Strategic Advisor
	Hamberger Flooring GmbH & Co. KG (Haro)	Flooring Manufacturer	Strategic Advisor
	CT Charlton USA	Sales Liason	Strategic Advisor
	Luminar Technologies, Inc.	Advanced Sensor Techologies	Strategic Advisor
	Swiss E Mobility Group AG	E-bicycle market	Chairman
	Norton Motorcycle Company	Motorcycle Manufacturer	Director
F. Jeremey Mistry	Pali Hill Capital Management (Mauritius) Pvt Ltd	Investment Management	Director
	Pali Hill Capital Advisers (UK) Pvt Ltd	Advisory and Venture Capital Company	Director
	Grip Invest Advisors Pvt Ltd	Asset-Backed Alternative Investment Platform	Board Advisor
	Woodside Holdings Investment Management Pte Ltd	Investment Management	Board Advisor
Dr. Stefan Berger	Skyworks Aeronautics Corp.	Design and Development of Gyroplanes	Member of the Strategic Board of Advisors
James Condon	StratCap, LLC	Asset Management	Managing Partner and Chief Operating Officer
	StratCap Securities, LLC	Asset Management	Chief Operating Officer
	Strategic Data Center Fund, LLC	Asset Management	Member of the Investment Committee
	Strategic Wireless Infrastructure Fund, LLC	Asset Management	Member of the Investment Committee
	Strategic Wireless Infrastructure Fund II, Inc.	Asset Management	President and Chairman of the Board of Directors
	StratCap Investment Management, LLC	Asset Management	President
	Strategic Datasphere, LLC	Asset Management	President
	MainStreet Digital Broadband, LLC	Asset Management	President and Member of the Investment Committee
	Grain StratCap Data Center LP	Asset Management	Member of the Board of Directors
Patrick Miller	StratCap Securities, LLC	Overall Strategy and Management	President
Florian Wolf	Innolith AG	EV Battery Cell R&D	Director
	Innolith Technology AG	EV Battery Cell R&D	Chief Financial Officer, Director
Steve Norris	ITS (UK) Ltd.	Intelligent Transport Systems	President
	Evtec Automotive Limited	Automotive Supplier	Chairman
	Empati Ltd.	Development of Sustainable Renewable Energy	Director
	Soho Estates	Commercial and Residential Property	Chairman
	Sanctuary Investments Limited UK	Real Estate Advisor	Director
	Neology Inc	Tolling Systems Technology	Director
Jeff Foster	Broad Street Realty, Inc.	Commercial Real Estate	Director
	Vault Digital LP	Data Center Company	Director
	Alzheimer’s Association Florida Gulf Coast Chapter	Researching Alzheimer’s (Not-for-Profit)	Director
	Child and Family Network Center	Pre-K Education (Not-for-Profit)	Director
John Doherty	Pacific Telecom, Inc.	Telecommunications Company	Director
	Kaltura	Video Platform	Chief Financial Officer

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our third amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

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

We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our third amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

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

Item 11.Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on October 26, 2021, we pay an affiliate of our Sponsor a total of $14,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates. On November 4, 2021, our Sponsor transferred an aggregate of 843,750 founder shares to Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry and Dr. Stefan Berger and to our independent directors - Florian Wolf, Steve Norris, Jeff Foster and John Doherty. On November 4, 2021, our Sponsor transferred an aggregate of 975,000 private placement warrants to Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry and Dr. Stefan Berger. On May 31, 2023, our Sponsor transferred an aggregate of 1,775,000 private placement warrants to Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE, F. Jeremey Mistry, Dr. Stefan Berger, Florian Wolf, Jeffery H. Foster, Steven Norris, and John Doherty.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our directors, officers and director nominees; and
●	all our directors, officers and director nominees as a group.

In the table below, percentage ownership is based on 19,875,017 of our ordinary shares, consisting of 14,250,017 Class A ordinary shares and (ii) 5,625,000 of our Class B ordinary shares, issued and outstanding as of March 28, 2024. The 14,250,017 Class A ordinary shares outstanding assumes the exercise of the private placement warrants in connection with the closing of our initial business combination. In addition, the table below does not reflect the agreement between the Company, the Sponsor, Schmid, TopCo, and members of the Company’s board of directors and the management team of the Company on the use of up to 2,812,500 Pegasus Class B Shares to be used to incentivize existing shareholders of the Company and/or new investors to enter into non - redemption and investment agreements at the Closing of the Business Combination, which agreement is further described in Note 8 to the financial statements. Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended (i) prior to the completion of an initial business combination, by a special resolution passed by at least 90% of the votes cast by the holders of issued shares present in person or by proxy at a general meeting and entitled to vote, or (ii) in connection with and immediately prior to the completion of an initial business combination or following the completion of an initial business combination, by a special resolution passed by at least a two-thirds majority of the votes cast by the holders of the issued shares present in person or by proxy at a general meeting and entitled to vote. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class B Ordinary Shares		Class A Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares(2)
Pegasus Digital Mobility Sponsor LLC (our Sponsor)(3)	3,406,250	60.6%	7,000,000	49.1%	52.4%
James Condon(3)	3,406,250	60.6%	7,000,000	49.1%	52.4%
Patrick Miller(3)	3,406,250	60.6%	7,000,000	49.1%	52.4%
Sir Dr. Ralph Speth(4)	337,500	6.0%	1,197,500	8.4%	7.7%
F. Jeremey Mistry(5)	140,625	2.5%	539,600	3.8%	3.4%
Dr. Stefan Berger(6)	140,625	2.5%	539,600	3.8%	3.4%
Florian Wolf(7)	56,250	1.0%	118,325	* %	*
Steve Norris(8)	56,250	1.0%	118,325	* %	*
Jeff Foster(9)	56,250	1.0%	118,325	* %	*
John Doherty(10)	56,250	1.0%	118,325	* %	*
All directors and officers as a group (9 individuals)	4,250,000	75.6%	9,750,000	68.4%	70.4%
Other 5% Shareholders
Picton Mahoney Asset Management(11)	—	—	400,000	8.9%	3.9%
Wolverine Asset Management, LLC(12)	—	—	328,298	6.6%	3.1%
Mizuho Financial Group, Inc.(13)	—	—	400,230	8.0%	3.7%
Tenor Capital Management Company, L.P. (14)	—	—	422,000	8.4%	4.0%
Glazer Capital, LLC(15)	—	—	666,968	14.8%	6.6%
First Trust Merger Arbitrage Fund(16)	—	—	406,132	8.1%	3.8%
First Trust Capital Management L.P. (16)			439,134	8.8%	4.1%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pegasus Digital Mobility Acquisition Corp., 71 Fort Street, George Town, Grand Cayman, Cayman Islands KY1-1106.

(2)	Unless otherwise indicated, interests shown consist of founder shares, classified as Class B Ordinary Shares, and Class A Ordinary Shares. Such Class B Ordinary Shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report. The 14,250,017 Class A Ordinary Shares outstanding assumes the exercise of the private placement warrants in connection with the closing of the initial business combination.
(3)	Includes (i) 3,406,250 Class B Ordinary Shares and (ii) 7,000,000 Class A Ordinary Shares issuable pursuant to outstanding private placement warrants exercisable within 60 days of March 29, 2024. Pegasus Digital Mobility Sponsor LLC, our Sponsor, is the record holder of the Class B Ordinary Shares and Class A Ordinary Shares reported herein. James Condon and Patrick Miller share voting and investment control over shares held by our Sponsor by virtue of their shared control of the board of managers of our sponsor.
(4)	Includes (i) 337,500 Class B Ordinary Shares and (ii) 1,197,500 Class A Ordinary Shares issuable pursuant to outstanding private placement warrants of Dr. Speth exercisable within 60 days of March 29, 2024.
(5)	Includes (i) 140,650 Class B Ordinary Shares and (ii) 539,600 Class A Ordinary Shares issuable pursuant to outstanding private placement warrants of Mr. Mistry exercisable within 60 days of March 29, 2024.
(6)	Includes (i) 140,650 Class B Ordinary Shares and (ii) 539,600 Class A Ordinary Shares issuable pursuant to outstanding private placement warrants of Dr. Berger exercisable within 60 days of March 29, 2024.
(7)	Includes (i) 56,250 Class B Ordinary Shares and (ii) 118,325 Class A Ordinary Shares issuable pursuant to outstanding private placement warrants of Mr. Wolf exercisable within 60 days of March 29, 2024.
(8)	Includes (i) 56,250 Class B Ordinary Shares and (ii) 118,325 Class A Ordinary Shares issuable pursuant to outstanding private placement warrants of Mr. Norris exercisable within 60 days of March 29, 2024.
(9)	Includes (i) 56,250 Class B Ordinary Shares and (ii) 118,325 Class A Ordinary Shares issuable pursuant to outstanding private placement warrants of Mr. Foster exercisable within 60 days of March 29, 2024.
(10)	Includes (i) 56,250 Class B Ordinary Shares and (ii) 118,325 Class A Ordinary Shares issuable pursuant to outstanding private placement warrants of Mr. Doherty exercisable within 60 days of March 29, 2024.
(11)	Based solely on the Schedule 13G filed with the SEC on January 23, 2024. The percentages used for Picton Mahoney Asset Management are calculated based upon 4,500,017 Class A Ordinary Shares outstanding, as disclosed in the Company’s Form 8-K filed December 7, 2023, and does not reflect the Class A Ordinary Shares issuable upon the exercise of the private placement warrants. The principal business address of Picton Mahoney Asset Management is 33 Yonge St #830, Toronto, ON M5E 1G4.
(12)	Based solely on the Schedule 13G filed with the SEC on February 8, 2024. The percentages used for Wolverine Asset Management, LLC (“WAM”) are calculated based upon 5,003,218 Class A Ordinary Shares outstanding, as disclosed in the Company’s Form 10-Q filed on November 14, 2023 for the period ending September 30, 2023, and does not reflect the Class A Ordinary Shares issuable upon the exercise of the private placement warrants. WAM is an investment manager and has voting and dispositive power over 328,098 Class A Ordinary Shares of the Company. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 328,298 Class A Ordinary Shares of the Company. The principal business address of WAM, Wolverine Holdings, WTP, Mr. Bellick and Mr. Gust is c/o Wolverine Asset Management, LLC 175 West Jackson Boulevard, Suite 340 Chicago, IL 60604.

(13)	Based solely on the Schedule 13G filed with the SEC on February 13, 2024. The percentages used for Mizuho Financial Group, Inc. are calculated based upon 5,003,218 Class A Ordinary Shares outstanding, as disclosed in the Company’s Form 10-Q filed on November 14, 2023 for the period ending September 30, 2023, and does not reflect the Class A Ordinary Shares issuable upon the exercise of the private placement warrants. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The principal business address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(14)	Based solely on the Schedule 13G filed with the SEC on February 14, 2024. The percentages used for Tenor Capital Management Company, L.P (“Tenor Capital”) are calculated based upon 5,003,218 Class A Ordinary Shares outstanding, as disclosed in the Company’s Form 10-Q filed on November 14, 2023 for the period ending September 30, 2023, and does not reflect the Class A Ordinary Shares issuable upon the exercise of the private placement warrants. The Class A Ordinary Shares reported herein are held by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the Tenor Capital and Robin Shah may be deemed to have shared voting and dispositive power with respect to the Class A Ordinary Shares owned directly by the Master Fund. The principal business address of Tenor Capital is 810 Seventh Avenue, Suite 1905, New York, NY 10019.
(15)	Based solely on the Schedule 13G filed with the SEC on February 14, 2024. The percentages used for Glazer Capital, LLC are calculated based upon 4,500,017 Class A Ordinary Shares outstanding, as disclosed in the Company’s Form 8-K filed December 7, 2023, and does not reflect the Class A Ordinary Shares issuable upon the exercise of the private placement warrants. The Class A Ordinary Shares reported herein by Glazer Capital, LLC, (“Glazer Capital”) are held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”). Mr. Paul J. Glazer (“Mr. Glazer”), serves as the Managing Member of Glazer Capital, with respect to the shares of Class A Ordinary Shares held by the Glazer Funds. The principal business address of of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.
(16)	Based solely on the Schedule 13G filed with the SEC on February 14, 2024. The percentages used for First Trust Merger Arbitrage Fund (“VARBX”) and First Trust Capital Management L.P. (“FTCM”) are calculated based upon 5,003,218 Class A Ordinary Shares outstanding, as disclosed in the Company’s Form 10-Q filed on November 14, 2023 for the period ending September 30, 2023, and does not reflect the Class A Ordinary Shares issuable upon the exercise of the private placement warrants. FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Class A Ordinary Shares of the Company) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the Company’s Class A Ordinary Shares held in the Client Accounts. As of December 31, 2023, VARBX owned 406,132 shares of the outstanding Ordinary Shares of the Issuer, while FTCM, First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”) owned collectively 439,134 shares of the outstanding Class A Ordinary Shares of the Company. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Class A Ordinary Shares. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

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

We have entered into an Administrative Services Agreement with an affiliate of our Sponsor, pursuant to which we pay a total of $14,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes place on April 30, 2024, an affiliate of our Sponsor will be paid a total of $424,530 for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On January 23, 2023, we issued the Extension Note in the principal amount of $2,250,000 to our sponsor. Our Sponsor deposited the funds into the trust account. The Extension Note was issued in connection with the decision by our board of directors to exercise the first extension option in accordance with our amended and restated memorandum and articles of association and to extend the date by which we must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the initial public offering).The Extension Note bears no interest and is repayable in full upon our consummation of a business combination. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account. On March 15, 2023, we amended and restated the Extension Note to align the terms of the Extension Note with the March 2023 Promissory Note.

On March 15, 2023, we issued the March 2023 Promissory Note in the principal amount of $1,100,000 to our Sponsor to provide the Company additional working capital. The promissory note is non-interest bearing and repayable in full upon the consummation of a business combination by the Company.

On April 24, 2023, we issued a non-convertible unsecured promissory note (the “April 2023 Extension Note”) in the principal amount of $719,907 to the Sponsor. The April 2023 Extension Note bears no interest and is repayable in full upon our consummation of a business combination. If we do not consummate a business combination, the April 2023 Extension Note will not be repaid and all amounts owed under the April 2023 Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

On July 14, 2023, the Sponsor voluntarily committed to make a monthly contribution to the trust account commencing on August 1, 2023, and paid on the first day of each month thereafter until the earliest of (i) the date on which we consummate a business combination or (ii) December 31, 2023. Each monthly contribution shall be $150,097, representing $0.03 per Class A ordinary share then outstanding. The contribution amount is to be paid on a monthly basis after the issuance of the July 2023 Promissory Note (as defined below) in connection therewith.

On July 31, 2023, we issued a non-convertible unsecured promissory note (the “July 2023 Promissory Note”) in the principal amount of $750,483 to the Sponsor. The July 2023 Promissory Note bears no interest and is repayable in full upon the earliest of December 31, 2023, the date on which we consummate our initial business combination, or within three (3) business days of our receipt of a break-free, termination fee or similar arrangement in connection with a potential business combination. If we do not consummate a business combination, the July 2023 Promissory Note will not be repaid and all amounts owed under the July 2023 Promissory Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

On November 1, 2023, we issued a non-convertible unsecured promissory note (the “November 2023 Promissory Note”) in the principal amount of up to $1,000,000.00 to the Sponsor. The November 2023 Promissory Note bears no interest and is repayable in full upon the earliest of April 30, 2024, the date on which we consummate a business combination, or within three (3) business days of the receipt by us of a break-fee, termination fee or similar arrangement in connection with a potential business combination. If we do not consummate a business combination, the November 2023 Promissory Note will not be repaid and all amounts owed under the November 2023 Promissory Note will be forgiven except to the extent that we have funds available to it outside of our trust account (as outlined in the November 2023 Promissory Note).

Additionally, on November 1, 2023, the Company amended the Extension Note, the March 2023 Promissory Note, the April 2023 Extension Note, the May 2023 Promissory Note, and the July 2023 Promissory Note to align the terms with those of the November 1, 2023 Promissory Note, which extended the repayment terms from December 31, 2023 to April 30, 2024.

On December 29, 2023, our Sponsor committed to deposit $135,000 into the trust account, representing $0.03 per Class A ordinary share then in issue, on the first business day of each month starting on January 2, 2024 until the earliest of (i) the date on which we consummate an initial business combination or (ii) April 30, 2024.

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

Item 14.Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA, P.C. for services rendered

	For the Period from	For the Period from
	January 1, 2023-	January 1, 2022-
	December 31, 2023	December 31, 2022
Audit Fees(1)	$197,275	111,145
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$197,275	111,145
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). In accordance its policies and procedures, our audit committee pre-approved all of the audit and non-audit services performed by BDO USA, P.C.

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

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Business Combination Agreement dated as of May 31, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
2.2

First Amendment to the Business Combination Agreement dated September 26, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on September 26, 2023).

2.2

Second Amendment to the Business Combination Agreement dated January 29, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on January 29, 2024).

3.1*	Third Amended and Restated Memorandum and Articles of Association of the Company
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-259860) filed on October 8, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).
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

10.10	Promissory Note for Extension Payment, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on March 15, 2023).
10.11	Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on March 15, 2023).
10.12	Promissory Note for Extension Payment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on April 24, 2023).
10.13	Shareholders’ Undertaking dated as of May 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.14

First Amendment to Shareholders’ Undertaking dated as of January 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on January 29, 2024).

10.15	Company Lock-Up Agreement dated as of May 31, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.16	Sponsor Support Agreement dated as of May 31, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.17	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.18	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.19	Form of Warrant Assumption Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.20	Articles of Association (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.21	Plan of Merger (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.22	Warrant Grant Agreement dated as of May 31, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.23	Promissory Note dated as of May 31, 2023 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on May 31, 2023).
10.24	Promissory Note dated as of July 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on July 31, 2023).
10.25

Promissory Note, dated January 23, 2023, issued to Pegasus Digital Mobility Sponsor LLC, as amended and restated on March 15, 2023, and additionally amended and restated on November 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on November 1, 2023).

10.26

Promissory Note, dated March 15, 2023, issued to Pegasus Digital Mobility Sponsor LLC, as amended and restated on November 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on November 1, 2023).

10.27

Promissory Note, dated April 24, 2023, issued to Pegasus Digital Mobility Sponsor LLC, as amended and restated on November 1, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on November 1, 2023).

10.28

Promissory Note, dated May 31, 2023, issued to Pegasus Digital Mobility Sponsor LLC, as amended and restated on November 1, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on November 1, 2023).

10.29

Promissory Note, dated July 31, 2023, issued to Pegasus Digital Mobility Sponsor LLC, as amended and restated on November 1, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on November 1, 2023).

10.30

Promissory Note, dated November 1, 2023, issued to Pegasus Digital Mobility Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on November 1, 2023).

10.31	Private Warrants Transfer Agreement dated as of January 29, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on January 29, 2024).
10.32

Private Warrants Undertaking Agreement dated as of January 29, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on January 29, 2024).

10.33	Earn-out Agreement dated as of January 29, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on January 29, 2024).
10.34	XJ Subscription Agreement dated as of January 29, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40945) filed on January 29, 2024).
10.35

Agreement on the Use of Pegasus Class B Shares and Stock Exchange Listing, dated February 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-40945) filed on February 27, 2024).

10.36

Promissory Note, dated February 27, 2024, issued to Pegasus Digital Mobility Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-40945) filed on February 27, 2024).

14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K (File No. 001-40945) filed on March 31, 2022).
24.1*	Power of Attorney (included on the signature pages herein).
21*	Subsidiaries of Pegasus Digital Mobility Acquisition Corp.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101)

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

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

By:	/s/ Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE
Chief Executive Officer and Chairman of the Board of Directors

Date:	March 29, 2024

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

Signature	Title	Date
/s/ Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE	Chief Executive Officer and Chairman of the Board of	March 29, 2024
Prof. Dr. Dr. h.c. Sir Ralf Speth FRS FrEng KBE	Directors (principal executive officer)

/s/ F. Jeremey Mistry	Chief Financial Officer and Secretary (principal financial and	March 29, 2024
F. Jeremey Mistry	accounting officer)

/s/ Patrick Miller	Director	March 29, 2024
Patrick Miller

/s/ Steve Norris	Director	March 29, 2024
Steve Norris

/s/ Florian Wolf	Director	March 29, 2024
Florian Wolf

/s/ James Condon	Director	March 29, 2024
James Condon

/s/ Jeff Foster	Director	March 29, 2024
Jeff Foster

/s/ John Doherty	Director	March 29, 2024
John Doherty

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Pegasus Digital Mobility Acquisition Corp.

Greenwich, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pegasus Digital Mobility Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in class A ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its completion of the proposed business combination described in Note 1 to the consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

New York, New York

March 29, 2024

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$341,872	$428,967
Prepaid expenses	53,599	61,381
Total current assets	395,471	490,348
Non-current assets:
Cash and Marketable Securities held in Trust Account	50,081,776	230,595,291
Total non-current assets	50,081,776	230,595,291
Total Assets	$50,477,247	$231,085,639

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,045,812	$297,739
Accrued expenses	2,756,930	469,749
Due to related party	369,472	200,530
Promissory note - related party	6,920,390	—
Total current liabilities	11,092,604	968,018
Non-current liabilities:
Warrant liabilities	1,460,700	498,623
Deferred underwriting commissions	2,441,250	7,875,000
Total non-current liabilities	3,901,950	8,373,623
Total Liabilities	14,994,554	9,341,641
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 4,500,017 and 22,500,000 shares issued and outstanding at redemption value as of December 31, 2023 and 2022, respectively	50,081,776	230,595,291
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 4,500,017 and 22,500,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 shares issued and outstanding	563	563
Additional paid-in capital	—	—
Accumulated deficit	(14,599,646)	(8,851,856)
Total Shareholders’ Deficit	(14,599,083)	(8,851,293)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$50,477,247	$231,085,639

The accompanying notes are an integral part of these consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31,
	2023	2022
Administrative expenses – related party	$168,940	$168,000
Administrative expenses – other	642,753	80,537
Listing fee amortization expense	96,667	85,000
Legal and accounting expenses	5,359,640	997,828
Insurance expense	195,615	712,934
Operating expenses	6,463,615	2,044,299
Loss from operations	(6,463,615)	(2,044,299)
Other income (expense):
Realized gain on marketable securities held in Trust Account	—	964,584
Interest and dividend income on cash and marketable securities and cash held in Trust Account	5,244,917	2,368,656
Change in fair value of warrant liability	(1,352,755)	10,549,627
Loss on foreign exchange conversion	(35,459)	—
Total other income, net	3,856,703	13,882,867
Net (loss) income	$(2,606,912)	$11,838,568

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	10,882,086	22,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.12	$0.45

Weighted average shares outstanding, Class B ordinary shares	5,625,000	5,625,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.70)	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	22,500,000	$230,595,291	5,625,000	$563	$—	$(8,851,856)	$(8,851,293)
Redemption of Class A ordinary shares	(17,999,983)	(189,478,821)	—	—	—	—	—
Equity award grant of Private Placement Warrants	—	—	—	—	390,678	—	390,678
Forfeiture of deferred underwriting commissions	—	—	—	—	—	5,433,750	5,433,750
Accretion of Class A ordinary shares to redemption amount	—	8,965,306	—	—	(390,678)	(8,574,628)	(8,965,306)
Net loss	—	—	—	—	—	(2,606,912)	(2,606,912)
Balance as of December 31, 2023	4,500,017	$50,081,776	5,625,000	$563	$—	$(14,599,646)	$(14,599,083)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A		Class B		Additional
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	$22,500,000	$227,262,051	5,625,000	$563	$—	$(17,357,184)	$(17,356,621)
Accretion of Class A ordinary shares to redemption amount	—	3,333,240	—	—	—	(3,333,240)	(3,333,240)
Net income	—	—	—	—	—	11,838,568	11,838,568
Balance as of December 31, 2022	22,500,000	$230,595,291	5,625,000	$563	$—	$(8,851,856)	$(8,851,293)

The accompanying notes are an integral part of these consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,606,912)	$11,838,568
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accrued interest and dividends on marketable securities held in Trust Account	—	(738,465)
Realized gain on marketable securities held in Trust Account	—	(964,584)
Fair value changes of warrants	1,352,755	(10,549,627)
Changes in current assets and current liabilities:
Prepaid expenses	7,782	712,046
Due to related party	168,942	157,754
Accounts payable and accrued expenses	3,035,254	572,069
Net cash provided by operating activities	1,957,821	1,027,761
Cash Flows from Investing Activities:
Proceeds from redemption and sale of marketable securities held in Trust Account	238,547,151	516,492,651
Purchase and reinvestment of marketable securities held in Trust Account	(7,951,860)	(518,122,842)
Net cash provided by (used in) investing activities	230,595,291	(1,630,191)
Cash Flows from Financing Activities:
Proceeds from promissory note – related party	6,920,390	—
Redemption of Class A ordinary shares subject to redemption	(189,478,821)	—
Net cash used in financing activities	(182,558,431)	—
Net change in cash and cash held in Trust Account	49,994,681	(602,430)
Cash – Beginning	428,967	1,031,397
Cash and cash held in Trust Account – Ending(1)	$50,423,648	$428,967
Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$8,965,306	$3,333,240
Fair value of equity award grant of Private Placement Warrants	$390,678	$—
Forfeiture of deferred underwriting commissions	$5,433,750	$—
(1)	Includes cash of $341,872 and cash held in Trust Account of $50,081,776 as of December 31, 2023. There was no cash held in Trust Account as of December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

PEGASUS DIGITAL MOBILITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As described further below under “Initial Business Combination - Business Combination Agreement,” on May 31, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Gebr. SCHMID GmbH, a German limited liability company (“Schmid”), Pegasus Topco B.V., a Dutch private limited liability company and wholly-owned subsidiary of the Company (“TopCo”) and Pegasus MergerSub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of TopCo (“MergerSub”).

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 30, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“initial public offering”), and the search for and consummation of the initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividends on cash, cash equivalents, and marketable securities from the proceeds derived from the initial public offering.

The Company’s sponsor is Pegasus Digital Mobility Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The Company, TopCo, and MergerSub’s financial statements are presented on a consolidated basis (the “financial statements”).

Financing

The registration statement for the Company’s initial public offering was declared effective by the SEC on October 21, 2021 (the “Effective Date”). On October 26, 2021, the Company consummated the initial public offering of 20,000,000 units at $10.00 per unit (a “Unit”), generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each whole warrant, a “Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share, subject to adjustment. The Company granted the underwriters a 45-day option from the date of the initial public offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any.

Simultaneously with the consummation of the initial public offering, the Company consummated the sale of 9,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds to the Company of $9,000,000. Depending on the extent to which the underwriters’ over-allotment option was exercised, the Sponsor agreed to purchase an additional 900,000 Private Placement Warrants.

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

Transaction costs related to the consummation of the initial public offering on October 26, 2021, amounted to $13,124,654 consisting of $4,500,000 of underwriting discounts, $7,875,000 of deferred underwriting commissions and $749,654 of other offering costs. On August 15, 2023, the Company received a waiver from one of the underwriters of the initial public offering pursuant to which such underwriter waived all rights to its $5,433,750 of deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, as of December 31, 2023, the deferred underwriting commissions payable were $2,441,250 (see Note 5).

Prior to the initial public offering, qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) expressed to the Company an interest in purchasing Units in the initial public offering in exchange for the Sponsor agreeing to sell the Anchor Investors Class B ordinary shares, par value $0.0001 (“Founder Shares”). Upon close of the initial public offering, the Anchor Investors received 1,375,000 Founder Shares (“Anchor Shares”) from the Sponsor. The fair value of the Anchor Shares was treated as an issuance cost of the offering which was allocated to the Class A ordinary shares and Public Warrants.

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

In April 2023, shareholders holding 15,300,927 shares of Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (as defined below). As a result, $160,337,374 was withdrawn from the Trust Account and distributed to such shareholders.

In July 2023, shareholders holding 2,195,855 shares of Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $23,555,234 was withdrawn from the Trust Account and distributed to such shareholders. Following the redemption, 5,003,218 of the Company’s Class A ordinary shares remained outstanding.

In December 2023, shareholders holding 503,201 shares of Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $5,586,213 was withdrawn from the Trust Account and distributed to such shareholders. As of December 31, 2023, $50,081,776 remains in the Company’s Trust Account. Following the redemption, 4,500,017 of the Company’s Class A ordinary shares remained outstanding.

Trust Account

Following the closing of the initial public offering on October 26, 2021, $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the initial public offering and portion of the sale of the Private Placement Warrants was initially deposited into a trust account (“Trust Account”) that was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of its initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the initial public offering, which is extendable at the Sponsor’s option up to 30 months as described below (the “Combination Period”) or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (c) the redemption of its public shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law.

To mitigate the risk that the Company might be deemed to be an investment company for the purposes of the Investment Company Act, on October 6, 2023, the Company instructed Continental Stock Transfer & Trust Company to liquidate the investments held in the Trust Account and instead hold the funds in the Trust Account in an interest - bearing demand deposit account at JPMorgan Chase Bank, with Continental Stock Transfer & Trust Company continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders.

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

Extensions of Initial Business Combination Deadline

On January 23, 2023, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $2,250,000 to the Sponsor (see Note 4). The Sponsor deposited the funds into the Trust Account. The Extension Note was issued in connection with the decision by the Company’s board of directors to exercise the first extension option in accordance with the Company’s amended and restated memorandum and articles of association and to extend the date by which the Company must consummate a business combination transaction from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the initial public offering). The Extension Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. On March 15, 2023, the Company amended and restated certain provisions of the Extension Note to align the terms of the Extension Note with the March 2023 Promissory Note (the “A&R Extension Note”) (see Note 4). On November 1, 2023, the Company amended and restated certain provision of the A&R Extension Note to align the terms of the A&R Extension Note with the November 2023 Promissory Note (See Note 4).

On April 19, 2023, the Company’s shareholders approved of the adoption of the second amended and restated articles of association in the form proposed, to among other things (i) make certain updates to reflect the decision by the board of directors to exercise the First Extension Option pursuant to which the date by which the Company had to consummate an initial Business Combination was extended from January 26, 2023 to April 26, 2023 (i.e., for a period of time ending 18 months after the consummation of the Company’s initial public offering), (ii) amend the amount which the Sponsor is required to deposit in the Trust Account in order to exercise the second extension option to extend the date by which the Company has to consummate a Business Combination from April 26, 2023 to July 26, 2023 (the “Second Extension Option”) to $0.10 per Class A ordinary share then in issue (after giving effect to any redemptions of such shares which are tendered for redemption in connection with the results of the Company’s extraordinary general meeting held on April 19, 2023), (iii) insert a third extension option to enable the board of directors to extend the date by which the Company has to consummate a Business Combination from July 26, 2023 to December 31, 2023 (the “Third Extension Option”), and (iv) insert a voluntary redemption right in favor of the holders of the Company’s Class A ordinary shares then in issue enabling public shareholders to redeem such shares on July 26, 2023 for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account not previously released to the Company to pay its taxes, divided by the number of Class A ordinary shares then in issue, if the board of directors elects to exercise the Third Extension Option.

On April 24, 2023, the Company issued a non-convertible unsecured promissory note (the “April 2023 Extension Note”) in the principal amount of $719,907 to the Sponsor (see Note 4). The Sponsor deposited the funds into the Trust Account on April 28, 2023. The April 2023 Extension Note was issued in connection with the board of director’s exercise of the Second Extension Option under the second amended and restated articles of association to extend the date by which the Company must consummate a Business Combination transaction from April 26, 2023 to July 26, 2023 (i.e., for a period of time ending 21 months after the consummation of the initial public offering). The April 2023 Extension Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. If the Company does not consummate a Business Combination, the April 2023 Extension Note will not be repaid and all amounts owed under the April 2023 Extension Note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. On November 1, 2023, the Company amended and restated certain provisions of the April 2023 Extension Note to align the terms of the April 2023 Extension Note with the November 2023 Promissory Note (see Note 4).

On July 14, 2023, the Company’s board of directors elected to exercise the Third Extension Option, extending the initial Business Combination deadline from July 26, 2023 to December 31, 2023 (i.e., for a period of time ending 26 months after the consummation of the initial public offering). The Company expects to utilize the further time available to it to consummate a Business Combination. Also on July 14, 2023, the Sponsor voluntarily committed to make a monthly contribution to the Trust Account commencing on August 1, 2023, and paid on the first day of each month thereafter until the earliest of (i) the date on which the Company consummates a Business Combination or (ii) December 31, 2023. Each monthly contribution shall be $150,097, representing $0.03 per Class A ordinary share then outstanding. The contribution amount is to be paid on a monthly basis after the issuance of the July 2023 Promissory Note (as defined below) in connection therewith. Should the Company’s board of directors determine that the Company will not be able to consummate the initial Business Combination by December 31, 2023, and that the Company shall instead liquidate, the Sponsor’s obligation to continue to make such contributions shall immediately cease. If the Board determines that more time is needed to consummate the initial Business Combination, a shareholders’ vote in an extraordinary general meeting will be required to change the Articles of the Company. As of December 31, 2023, the Sponsor had made five monthly contributions.

On July 31, 2023, the Company issued a non-convertible unsecured promissory note (the “July 2023 Promissory Note”) in the principal amount of $750,483 to the Sponsor (see Note 4). The July 2023 Promissory Note was issued in connection with the expected monthly payments by the Sponsor into the Trust Account described above. The July 2023 Promissory Note bears no interest and is repayable in full upon the earliest of December 31, 2023, the date on which the Company consummates its initial Business Combination, or within three (3) business days of the receipt by the Company of a break-free, termination fee or similar arrangement in connection with a potential Business Combination. If the Company does not consummate a Business Combination, the July 2023 Promissory Note will not be repaid and all amounts owed under the July 2023 Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. On November 1, 2023, the Company amended and restated certain provisions of the July 2023 Promissory Note to align the terms of the July 2023 Promissory Note with the November 2023 Promissory Note (see Note 4).

On December 7, 2023, the Company’s shareholders approved the adoption of the third amended and restated articles of association in the form proposed, to among other things (i) remove references to term limits for directors, (ii) make certain updates to reflect the decision by the board of directors to exercise the second and third extension options pursuant to which the date by which we have to consummate its initial business combination was extended from April 26, 2023 to July 26, 2023 and then subsequently extended from July 26, 2023 to December 31, 2023 and (iii) insert a fourth extension option to enable the board of directors to extend the date by which we have to consummate a business combination from December 31, 2023 to April 30, 2024 (the “Fourth Extension Option”), subject to the Sponsor committing to deposit $0.03 per Class A ordinary share then in issue into the trust account on the first business day of each month starting on January 2, 2024 until the earliest of (a) the date on which we consummate an initial business combination or (b) April 30, 2024.

On December 29, 2023, the Company’s board of directors elected to exercise the Fourth Extension Option, extending the initial Business Combination deadline from December 31, 2023 to April 30, 2024 (i.e., for a period of time ending 30 months after the consummation of the initial public offering). Also on December 29, 2023, our Sponsor committed to deposit $135,001 into the trust account, representing $0.03 per Class A ordinary share then in issue, on the first business day of each month starting on January 2, 2024 until the earliest of (i) the date on which we consummate an initial business combination or (ii) April 30, 2024. The Company has since made 3 deposits into the trust account on January 2, 2024, February 1, 2024 and March 1, 2024 in the amount of $135,001 per deposit (or $405,003 in the aggregate).

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

Pursuant to the Business Combination Agreement, the Company would merge with and into Merger Sub in accordance with Part XVI of the Cayman Companies Act (the “Merger”), with Merger Sub as the surviving company in the Merger, and each issued and outstanding Eligible Pegasus Share (as defined in the Business Combination Agreement) will be automatically cancelled and extinguished in exchange for the Merger Consideration as defined and detailed in the Business Combination Agreement (such issuance, together with the Merger, the “Schmid Business Combination”) and each warrant issued by the Company (the “Pegasus Warrant”) that is outstanding immediately prior to the time the Merger becomes effective (the “Effective Time”) will, immediately following the completion of the Schmid Business Combination, represent a warrant on the same contractual terms and conditions as were in effect with respect to such Pegasus Warrant immediately prior to the Effective Time under the terms of the Warrant Agreement, as applicable, that is exercisable for an equivalent number of ordinary shares in the share capital of TopCo (“TopCo Ordinary Shares”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement. Immediately after giving effect to the Schmid Business Combination, the Schmid Shareholders shall contribute their shares of common stock of the Company to Topco in return for such number of TopCo Ordinary Shares equal to the number of shares defined in the Schmid Business Combination (the “Exchange”). Immediately after giving effect to the Exchange, a notarial deed will be executed by a Dutch notary in order to change the legal form of TopCo from a private limited liability company to a public limited liability company and TopCo is currently intended to be renamed to “Schmid Group N.V.”.

The obligations of the Company, TopCo, Schmid, and Merger Sub (each a “Party” and, collectively, the “Parties”) to consummate the Transactions are subject to the satisfaction or, if permitted by applicable law, waiver by the Party for whose benefit such condition exists of various conditions, including: (a) no legal restraint or prohibition preventing the consummation of the Transactions shall be in effect; (b) the Registration Statement/Proxy Statement (as defined in the Business Combination Agreement) shall have become effective; (c) the Transaction Proposals (as defined in the Business Combination Agreement) shall have been approved by the Company’s shareholders; (d) the Company’s shareholders shall have approved the execution of the Business Combination Agreement and execution of the transactions contemplated hereby and certain other matters related to the implementation of the Transactions and such approval shall continue to be in full force and effect; (e) after giving effect to the Transactions, TopCo shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) immediately after the closing of the Transactions (the “Closing”); and (f) TopCo shall receive a minimum of $35,000,000 in cash from the Transactions (from cash held in trust or private investments in public equity (such transaction, a “PIPE”)).

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

On May 31, 2023, the Company issued a non-convertible unsecured promissory note (the “May 2023 Promissory Note”) in the principal amount of $1,400,000 to the Sponsor. The May 2023 Promissory Note was issued in connection with the decision by the Company’s board of directors to approve the Business Combination Agreement and to provide additional working capital to the Company. On November 1, 2023, the Company amended and restated certain provisions of the May 2023 Promissory Note to align the terms of the May 2023 Promissory Note with the November 2023 Promissory Note (see Note 4).

The Company would provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company will also provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of its initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then-issued and outstanding Class A ordinary shares that were sold as part of the units in the initial public offering, which the Company refers to collectively as its public shares, subject to the limitations described herein. If the Company has not completed its initial Business Combination within the Combination Period(subject to any extension period, as discussed above), the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then-issued and outstanding public shares, subject to applicable law and as further described herein.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”, and subsequently accreted to redemption value. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The initial shareholders, directors, officers and advisors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and public shares held by them, as applicable, in connection with the completion of the Company’s initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating the rights of holders of the Class A ordinary shares; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame) and (4) vote their Founder Shares and any public shares purchased during or after the initial public offering in favor of the Company’s initial Business Combination. Each of the Anchor Investors has entered into an investment agreement with the Company pursuant to which they have agreed that any Founder Shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial Business Combination or in connection with a shareholder vote to amend the Company’s third amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the Trust Account with respect to any Founder Shares the Anchor Investor holds in the event the Company fails to complete its initial Business Combination within the Combination Period or during any Extension Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

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

On January 29, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second Amendment”), by and among the Company, Schmid, TopCo and Merger Sub, pursuant to which, among other things, the parties have agreed to (i) extend the timeline until April 30, 2024 when the business combination has to be completed, and (ii) reduce the number of shares that the shareholders of Schmid will receive in the Schmid Business Combination to 28,725,000 TopCo shares.

Concurrently with the execution of the Second Amendment, the Sponsor entered into an agreement with certain shareholders of Schmid pursuant to which the Sponsor committed to transfer 2,000,000 private warrants of the Company subject to the closing of the Schmid Business Combination.

Concurrently with the execution of the Second Amendment, the Company, the Sponsor, Schmid and certain individuals party thereto (comprising the officers and directors of the Company) (the “Insiders”) entered into a Private Warrants Undertaking Agreement, pursuant to which, among other things, the Sponsor and the Insiders agreed to (i) only exercise their private warrants on a “cashless basis” in accordance with the terms of the private warrants, (ii) in case the reference price of the TopCo shares subsequently to the Business Combination closing reach USD 18.00 to, on a “cashless basis”, exercise their warrants in accordance with terms of the private warrants unless such warrants have been previously redeemed or exercised (the “Private Warrants Undertaking Agreement”).

Concurrently with the execution of the Second Amendment, the Company, TopCo and certain shareholders of Schmid entered into an earn-out agreement pursuant to which (i) 2,500,000 TopCo shares will be issued to certain shareholder of Schmid (in equal parts) if the share price of TopCo following the completion of the Schmid Business Combination reaches USD 15.00 and (ii) 2,500,000 TopCo shares will be issued to certain shareholders of Schmid (in equal parts) if the share price of TopCo following the completion of the Schmid Business Combination reaches USD 18.00 (the “Earn-out Agreement”). The Earn-out Agreement expires after three (3) years from the date of the completion of the Schmid Business Combination.

The Company, Schmid and TopCo entered into a subscription agreement with XJ Harbour HK Limited (“XJ”) (the “XJ Subscription Agreement”) according to which XJ agreed to in stages transfer its 24.1% equity interest in Schmid Technology (Guangdong) Co., Ltd., a subsidiary of Schmid, to TopCo for consideration amounting to (i) 1,406,361 TopCo shares to be allotted to XJ at the time of the completion of the Schmid Business Combination, (ii) a EUR 10 million payment to XJ from TopCo at the completion of the Schmid Business Combination, (iii) a EUR 5 million payment to XJ from TopCo within 270 days from the day of the completion of the Schmid Business Combination and (iv) a EUR 15 million payment (plus an interest in respect thereof at an annual rate of 6% from the completion of the Schmid Business Combination to the date of payment) to XJ from TopCo within 455 days from the day of the completion of the Schmid Business Combination.

Going Concern

As of December 31, 2023, the Company had $341,872 of cash and a working capital deficit of $10,697,133.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, "Going Concern," management has determined that the current liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that the financial statements were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Risks and Uncertainties

Management continues to evaluate the impact of the ongoing conflict between Russia and Ukraine, the conflict in the Middle East between Hamas and Israel, rising levels of inflation and interest rates, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or ability to consummate an initial Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Although our financial results have not yet been adversely affected by the war in Ukraine or the conflict in the Middle East between Hamas and Israel, and we do not conduct business in Russia, Ukraine, Palestine or Israel, our financial results, our ability to raise capital or raise capital on favorable terms, and a potential target business’s financial condition, results of operations, or prospects, may be adversely affected by Russia’s invasion of Ukraine and the conflict in the Middle East between Hamas and Israel. In addition, the United States and other nations have raised the possibility of sanctions on China, Chinese banks, and companies with operations in China that do business with Russia or its allies, including Belarus. Although we do not conduct business in Russia or Belarus, or with Russian or Belarusian counterparties, we may be impacted by sanctions imposed on third parties. Our operations may also be adversely impacted by any actions taken by China in response to the war or any related sanctions or threatened sanctions. Such actual or threatened sanctions and other geopolitical factors arising in connection with the way, such as continued political or economic instability or increased economic or political tensions between the United States and China, could also adversely affect our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our ordinary shares and/or a potential target business’s financial condition, results of operations, or prospects.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents.

Cash and Investments held in Trust Account

Trading securities in the Trust Account were invested in U.S. Treasury Securities and marketable securities which are reported at fair value. The Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in marketable securities held in the Trust Account and recorded to net income each period. The estimated fair values of the investments held in the Trust Account are determined using available market information.

On October 12, 2023, the Company instructed Continental Stock Transfer & Trust Company to liquidate the investments held in the Trust Account and instead hold the funds in the Trust Account in an interest - bearing demand deposit account at JPMorgan Chase Bank, with Continental Stock Transfer & Trust Company continuing to act as trustee. Pursuant to the Company’s instructions, $54,771,694 of investments held in the Trust Account were liquidated and the $54,771,964 cash proceeds were deposited into the demand deposit account on October 16, 2023. Interest income generated on cash held in the Trust Account is recorded to net income each period.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 4,500,017 and 22,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value, as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the year ended December 31, 2023, the Company recorded accretion of $8,965,306, of which $390,678 was recorded to additional paid - in capital and $8,574,628 was recorded within accumulated deficit. For the year December 31, 2022, the Company recorded accretion of $3,333,240, which was recorded within accumulated deficit.

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

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary share and income (loss) per Class B non-redeemable ordinary share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A redeemable ordinary shares and Class B non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 66% for the Class A redeemable ordinary shares and 34% for the Class B non-redeemable ordinary shares for the year ended December 31, 2023, reflective of the weighted average shares outstanding for each period. The Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the Class B non-redeemable ordinary shares for the year ended December 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the consolidated statements of operations for the year ended December 31, 2023 is based on the following:

For the Year Ended
December 31, 2023
Net loss	$(2,606,912)
Accretion of temporary equity to redemption value	(8,965,306)
Net loss including accretion of temporary equity to redemption value	$(11,572,218)

	For the Year Ended
	December 31, 2023
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(7,628,836)	$(3,943,382)
Allocation of accretion of temporary equity to redemption value	8,965,306	—
Allocation of net income (loss)	$1,336,470	$(3,943,382)

Denominator:
Weighted-average shares outstanding	10,882,086	5,625,000
Basic and diluted net income (loss) per share	$0.12	$(0.70)

The earnings per share presented in the statement of operations for the year ended December 31, 2022 is based on the following:

For the Year
December 31, 2022
Net income	$11,838,568
Accretion of temporary equity to redemption value	(3,333,240)
Net income including accretion of temporary equity to redemption value	$8,505,328

	For the Year Ended
	December 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income including accretion of temporary equity	$6,804,262	$1,701,066
Allocation of accretion of temporary equity to redemption value	3,333,240	—
Allocation of net income	$10,137,502	$1,701,066

Denominator:
Weighted-average shares outstanding	22,500,000	5,625,000
Basic and diluted net income per share	$0.45	$0.30

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

Note 3-Derivative Financial instruments

Warrants

On December 31, 2023 and 2022, 21,000,000 warrants were outstanding (11,250,000 Public Warrants and 9,750,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination and 12 months from the closing of the initial public offering and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 4 - Related Party Transactions

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Company’s Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which it will pay an affiliate of the Sponsor a total of $14,000 per month for office space and administrative and support services. The agreement was effective upon the Company’s initial public offering and terminates upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2023 and 2022, the Company incurred and accrued for $168,000 and $168,000, respectively, under the Administrative Services Agreement as due to related party on the consolidated balance sheets and as administrative expenses – related party in the consolidated statements of operations. The amounts recorded to administrative expenses - related party in the consolidated statements of operations additionally includes $940 of amounts incurred by the Company that are payable to related parties for the year ended December 31, 2023.

Payables to Related Parties

The due to related party balance consists of administrative fees incurred, but not yet paid, through December 31, 2023 and 2022 and payables to the Sponsor for amounts paid on its behalf. As of December 31, 2023 and 2022, the Company had a due to related party payable of $369,472 and $200,530, respectively.

Promissory Note-Related Party

On January 23, 2023, the Company issued the Extension Note in the principal amount of $2,250,000 to the Sponsor.

On March 15, 2023, the Company issued a non-convertible unsecured promissory note in the principal amount of $1,100,000 to the Sponsor (the “March 2023 Promissory Note”).

Additionally, on March 15, 2023, the Company amended and restated the Extension Note to align the Extension Note terms with those of the March 2023 Promissory Note which added a repayment term of within days of the receipt of any funds received from a break-fee, termination fee or similar arrangement with a target company related to a potential Business Combination.

On April 24, 2023, the Company issued the April 2023 Extension Note in the principal amount of $719,907 to the Sponsor.

On May 31, 2023, the Company issued the May 2023 Promissory Note in the principal amount of $1,400,000 to the Sponsor.

On July 31, 2023, the Company issued the July 2023 Promissory Note in the principal amount of $750,483 to the Sponsor.

On November 1, 2023, the Company issued a non-convertible unsecured promissory note in the principal amount of $1,000,000 to the Sponsor (the “November 2023 Promissory Note” and together with the A&R Extension Note, the March 2023 Extension Note, the April 2023 Extension Note, the May 2023 Promissory Note, and the July 2023 Promissory Note the “Promissory Notes”).

Additionally, on November 1, 2023, the Company amended and restated the Promissory Notes to align the Promissory Notes terms with those of the November 1, 2023 Promissory Note, which extended the repayment terms from December 31, 2023 to April 30, 2024.

The Promissory Notes are each non-interest bearing and due on the earlier of (i) April 30, 2024, (ii) the date the Company consummates an initial Business Combination, or (iii) within three days of the receipt of any funds received from a break-fee, termination fee or similar arrangement with a target company related to a potential Business Combination. If a Business Combination is not consummated, amounts outstanding under the Promissory Notes will not be repaid and all amounts owed will be forgiven, except to the extent that cash is available outside of the Trust Account to satisfy the obligation.

As of December 31, 2023 and 2022, an aggregate of $6,920,390 and $0, were outstanding under the Promissory Notes with $300,000 and $0 available to draw, respectively.

Note 5 - Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed in connection with the initial public offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the initial public offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any.

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

Additionally, the underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the initial public offering totaling $7,000,000 upon the completion of the Company’s initial Business Combination.

On August 15, 2023, the Company received a waiver from one of the underwriters of the initial public offering pursuant to which such underwriter waived all rights to its $5,433,750 of deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, as of December 31, 2023 and December 31, 2022, the deferred underwriting commissions payable were $2,441,250 and $7,875,000, respectively. The Company recorded the $5,433,750 reduction of the deferred underwriting commissions payable against accumulated deficit in the accompanying consolidated balance sheets.

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

The Company has determined that the Retention Fee is compensation for the Company’s officers’ post-closing advisory services to the post-merger entity as it is subject to completion of the Business Combination. As such, the Company will not accrue any contingent Retention Fee Payments in the Company’s financial statements.

Note 6 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the April 2023 Extension, the Company redeemed 15,300,927 Class A ordinary shares from holders of Class A ordinary shares. In connection with the exercise the Third Extension Option, the Company redeemed 2,195,855 Class A ordinary shares from holders of Class A ordinary shares. In connection with the extension in December 2023, the Company redeemed 503,201 Class A ordinary shares from holders of Class A ordinary shares. Accordingly, as of December 31, 2023 and 2022, there were 4,500,017 and 22,500,000 Class A ordinary shares issued and outstanding, respectively, including 4,500,017 and 22,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying consolidated balance sheets, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. Upon the closing of the initial public offering on October 26, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the initial public offering. Simultaneously with the closing of the initial public offering, the Sponsor transferred 1,375,000 Class B ordinary shares to the Anchor Investors. On November 4, 2021, the Sponsor sold an aggregate of 843,750 Class B ordinary shares at a price of $0.004 per share and transferred 975,000 Private Placement Warrants to the Company’s officers and independent directors. On May 31, 2023, the Company’s Sponsor transferred an additional 1,775,000 Private Placement Warrants to the Company officers and independent directors.

On December 6, 2021, 125,000 of the Class B ordinary shares were forfeited by the Sponsor as a result of the underwriters’ partial exercise of the over-allotment option and the expiration of the over-allotment option.

As of December 31, 2023 and 2022, there were 5,625,000 Class B ordinary shares issued and outstanding.

The sales or transfers of the Class B ordinary shares and Private Placement Warrants to the Company’s officers and independent directors, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation”. Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Private Placement Warrants transferred on November 4, 2021 and May 31, 2023, which were recorded as a derivative liability, were settled on the grant date, November 4, 2021 and May 31, 2023, respectively. The settlement of the $711,750 derivative liability related to the Private Placement Warrants transferred on November 4, 2021 was recorded in accumulated deficit in the accompanying consolidated balance sheets as of December 31, 2021. The settlement of the $390,678 derivative liability related to the Private Placement Warrants transferred on May 31, 2023 was recorded in accumulated deficit in the accompanying consolidated balance sheets as of December 31, 2023.

The Class B ordinary shares and Private Placement Warrants were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to those is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Class B ordinary shares granted times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of those shares. As of December 31, 2023 and 2022, the Company determined that a Business Combination is not probable and therefore, no stock-based compensation expense has been recognized. The unrecognized stock-based compensation expense as of December 31, 2023 and 2022 was $7,109,928 and $6,719,250, respectively.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the initial public offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the initial public offering plus all Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt.

Note 7 - Fair Value of Financial Instruments

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$900,000	$900,000	$—	$—
Warrant liabilities – Private Placement Warrants	560,700	—	560,700	—
Total Liabilities	$1,460,700	$900,000	$560,700	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$230,595,291	$230,595,291

Liabilities:
Warrant liabilities – Public Warrants	$280,125	$280,125	$—	$—
Warrant liabilities – Private Placement Warrants	218,498	—	218,498	—
Total Liabilities	$498,623	$280,125	$218,498	$—

Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period.

The Public Warrants are publicly traded and as such are classified as Level 1 and are fair valued based on the publicly traded market pricing. Inherent in a binomial model are assumptions related to expected stock-price volatility, expected term, dividend yield and risk free interest rate. The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining term of the Private Placement Warrants. The expected term of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the year ended December 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

Note 8-Subsequent Events

On January 19, 2024, the Company received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that the Company is not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the Company has fewer than 300 public shareholders. In accordance with NYSE's rules, on March 4, 2024, we presented a business plan (the “Business Plan”) to the NYSE that demonstrated how we intend to cure the deficiency within 18 months of the date of the Notice. The Business Plan will be reviewed by the Listings Operations Committee (the “Committee”) of the NYSE. The Committee will either accept the Business Plan, at which time we will be subject to quarterly monitoring for compliance with the Business Plan, or the Committee will not accept the Business Plan and we will be subject to suspension and delisting procedures

On February 27, 2024, the Company also issued a non-convertible unsecured promissory note (the "February 2024 Promissory Note") in the principal amount of up to $1,000,000 to the Sponsor. The February 2024 Promissory Note bears no interest and is repayable in full upon the earliest of April 30, 2024, the date on which the Company consummates a business combination, or within three (3) business days of the receipt by the Company of a break-fee, termination fee or similar arrangement in connection with a potential business combination. If the Company does not consummate a business combination, the February 2024 Promissory Note will not be repaid and all amounts owed under the February 2024 Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On January 2, 2024, the Company deposited $135,000 into the Trust Account to extend the time which the Company has to complete its initial business combination from December 31, 2024 to January 31, 2024.

On February 1, 2024, the Company deposited $135,000 into the Trust Account to extend the time which the Company has to complete its initial business combination from January 31, 2024 to February 29, 2024.

On March 1, 2024, the Company deposited $135,000 into the Trust Account to extend the time which the Company has to complete its initial business combination from February 29, 2024 to March 31, 2024.

On March 28, 2024, the Registration Statement on Form F-4, initially filed by the Company with the SEC in connection with the Business Combination, was declared effective.